Form 10-Q
period 2021-09-30
Banner Acquisition Corp.
filed 2021-11-18
CIK 1852332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number: 001-40784

BANNER ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2670267
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1633 W. Innovation Way, 5th Floor Lehi, UT	84043
(Address of Principal Executive Offices)	(Zip Code)

(801) 447-1534
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒*

* The registrant became subject to such requirements on September 7, 2021, and it has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-half of one redeemable warrant	BNNRU	The NASDAQ Stock Market LLC
Class A Common Stock, par value $0.0001 per share	BNNR	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	BNNRW	The NASDAQ Stock Market LLC

As of November 18, 2021, 15,700,000 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

BANNER ACQUISITION CORP.

Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

BANNER ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

AS OF SEPTEMBER 30, 2021

ASSETS
Cash and cash equivalents	$2,074,278
Prepaid expenses	605,694
Total current assets	2,679,972
Cash held in Trust Account	158,570,450
Other assets	567,527
Total assets	$161,817,949

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$21,243
Accrued expenses	385,849
Total current liabilities	407,092
Deferred underwriting fees payable	5,495,000
Total liabilities	5,902,092

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 15,700,000 shares at $10.10 redemption value	158,570,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 15,700,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding	431
Additional paid-in capital	—
Accumulated deficit	(2,654,574)
Total stockholders' deficit	(2,654,143)
Total Liabilities, Common Stock subject to Possible Redemption, and Stockholders’ Deficit	$161,817,949

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		Inception-to-
	Three Months Ended	date
	September 30,	September 30,
	2021	2021
Formation costs	$76,290	$86,290
General and administrative expenses	79,577	79,577
Franchise tax expense	50,000	50,000
Loss from operations	(205,867)	(215,867)
Gain on marketable securities (net), dividends and interest, held in Trust Account	450	450
Net Loss	$(205,417)	$(215,417)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	3,454,348	1,637,931
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.38	$1.08
Weighted average shares outstanding of Class A non-redeemable common stock, basic and diluted	—	—
Basic and diluted net income per share, Class A non-redeemable common stock	$0.00	$0.00
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	4,312,500	4,312,500
Basic and diluted net income per share, Class B non-redeemable common stock	$(0.35)	$(0.46)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 12, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock Subject to
	Possible Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of March 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(10,000)	(10,000)
Balance as of March 31, 2021	—	—	4,312,500	431	24,569	(10,000)	15,000

Net income	—	—	—	—	—	—	—
Balance as of June 30, 2021	—	—	4,312,500	431	24,569	(10,000)	15,000

Sale of Class A shares, net of $9,104,493 issuance costs	15,700,000	147,895,507	—	—	—	—	—
Share-based compensation and offering costs on Founder Shares issued to related party and directors	—	—	—	—	767	—	767
Sale of Private Placement Warrants	—	—	—	—	8,210,000	—	8,210,000
Adjustment of Class A Common Stock to redemption value	—	10,674,493	—	—	(8,235,336)	(2,439,157)	(10,674,493)
Net loss	—	—	—	—	—	(205,417)	(205,417)
Balance as of September 30, 2021	15,700,000	$158,570,000	4,312,500	$431	$—	$(2,654,574)	$(2,654,143)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 12, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(215,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(450)
Other offering costs charged to expense	767
Formation and operating cost paid through the issuance of common stock to Sponsor	20,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,168,221)
Accounts payable and accrued expenses	407,092
Net cash used in operating activities	(956,229)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(158,570,000)
Net cash used in investing activities	(158,570,000)
Cash Flows from Financing Activities:
Proceeds from sale of Class A shares, net of issuance costs	153,390,507
Proceeds from sale of Private Placement Warrants	8,210,000
Net cash provided by financing activities	161,600,507

Net increase in cash	2,074,278
Cash — beginning of period	—
Cash — end of period	$2,074,278

Supplemental disclosure of noncash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$149,465,507
Adjustment of Class A Common Stock to redemption value	$9,104,493
Deferred underwriting fees payable	$5,495,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Description of Organization and Business Operations

Organization and General

Banner Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on March 12, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Business Combination”).

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective acquisition target for a Business Combination. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Banner SPAC Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on September 7, 2021. In September 2021, the Company consummated its Initial Public Offering of 15,700,000 units (the “Units”), including 700,000 Units that were issued pursuant to the underwriter’s partial exercise of its over-allotment option. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and one-half of one redeemable warrant of the Company (“Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $157,000,000 (see Note 3).

On September 10, 2021, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, dated September 7, 2021, between the Company and the Sponsor (the “Private Warrant Purchase Agreement”), the Company completed the private sale (the “Private Placement”) of 8,000,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $8,000,000. On September 27, 2021, simultaneously with the sale of the Over-allotment Units, the Company completed a private placement with the Sponsor for an additional 210,000 warrants at a price of $1.00 per warrant (the “Additional Private Placement Warrants”), generating gross proceeds to the Company of $210,000.

A total of $158,570,000, comprised of $153,860,000 of the net proceeds from the Initial Public Offering (including the Over-allotment Units) and $4,710,000 of the proceeds of the sale of the Private Placement Warrants (including the Additional Private Placement Warrants) has been deposited in a U.S.-based trust account maintained by American Stock Transfer & Trust Company, LLC, acting as trustee.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding any deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.10 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Warrants and the sale of forward purchase units, will be held in a trust account (“Trust Account”) located in the United States with American Stock Transfer & Trust Company, LLC acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Stockholders”) of the Company’s issued and outstanding Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) or without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.10 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law or applicable stock exchange rule and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law or applicable stock exchange rule, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased by them during or after the Initial Public Offering, and the Anchor Investors (as defined below in Note 5) will agree to vote any Founder Shares held by them in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may own in connection with the completion of a Business Combination.

The Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares and the Company’s officers and directors (collectively, the “initial stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; and the Anchor Investors will not be entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of our initial Business Combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a stockholder vote to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the completion window, or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial Business Combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the prescribed time frame.

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or 21 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 18 months from the closing of the Initial Public Offering (the “Combination Period”), and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.10 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from March 12, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Forms 8-K and the final prospectus filed by the Company with the SEC on October 1, 2021, September 16, 2021, and September 10, 2021, respectively.

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $2,074,278 in its operating bank account and working capital of approximately $2,272,880.

The Company’s liquidity needs through September 30, 2021, were satisfied through loans from the Sponsor and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of September 30, 2021, there were no amounts outstanding under the Working Capital Loans.

Management has determined that the Company has access to funds from the Sponsors, and the Sponsors have the financial wherewithal to fund the Company, that are sufficient to fund its working capital needs until the consummation of a Business Combination or for a minimum of one year from the date of issuance of the financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination (including the Pending Business Combination).

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash Held in Trust Account

As of September 30, 2021, the assets held in the Trust Account were held in money market funds.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,074,278 in cash and no cash equivalents as of September 30, 2021.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2021, the carrying values of cash, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of money market funds. See Note 8 for further discussion of the methodology used to determine fair values.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering, the offering costs were allocated using the relative fair values of the Company’s Class A Common Stock and its Public Warrants and Private Placement Warrants. The costs allocated to warrants were recognized in other expenses and those related to the Company’s Class A Common Stock were recognized in additional paid-in capital.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net earnings or loss per share is computed by dividing net earnings or loss by the weighted-average number of shares of common stock outstanding during the periods.

A reconciliation of the net income per share is below:

	For the three months ended	Inception to date
	September 30, 2021	September 30, 2021
	(Unaudited)	(Unaudited)
Net Loss	$(205,417)	$(215,417)
Adjustment of temporary equity to redemption value	(2,512,000)	(2,512,000)
Net loss including adjustment of temporary equity to redemption value	$(2,717,417)	$(2,727,417)

	For the three months ended		Inception to date
	September 30, 2021		September 30, 2021
	(Unaudited)		(Unaudited)
	Class A-t	Class B	Class A-t	Class B
Basic and diluted net loss per share
Numerator
Allocation of net loss including adjustment of temporary equity	$(1,208,586)	$(1,508,831)	$(750,756)	$(1,976,661)
Adjustment of temporary equity to redemption value	2,512,000	—	2,512,000	—
Allocation of net loss	$1,303,414	$(1,508,831)	$1,761,244	$(1,976,661)

Denominator
Weighted average shares outstanding, basic and diluted	3,454,348	4,312,500	1,637,931	4,312,500
Basic and diluted net loss per share	$0.38	$(0.35)	$1.08	$(0.46)

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination on a one-for-one basis, subject to adjustment.

The Company’s statement of operations includes a presentation of income (loss) per share for shares of common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. With respect to the adjustment of the Class A common stock subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company has treated the adjustment in the same manner as a dividend in the calculation of the net income/(loss) per common stock.

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of September 30, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020 the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for smaller reporting companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.

3. Initial Public Offering

In September 2021, the Company consummated its Initial Public Offering of 15,700,000 Units, including 700,000 Units that were issued pursuant to the underwriter’s partial exercise of its over-allotment option. Each Unit consists of one share of Class A Common Stock, and one-half of one redeemable Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $157,000,000.

4. Private Placement Warrants

On September 10, 2021, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Warrant Purchase Agreement, the Company completed the private sale of 8,000,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $8,000,000. On September 27, 2021, simultaneously with the sale of the Over-allotment Units, the Company completed a private placement with the Sponsor for 210,000 Additional Private Placement Warrants at a price of $1.00 per warrant, generating gross proceeds to the Company of $210,000.

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5. Related Party Transactions

Founder Shares

In March 2021, the Sponsor acquired 6,468,750 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 6,468,750 shares of Class B common stock. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering. The Sponsor forfeited 2,156,250 Founder Shares prior to the consummation of the Initial Public Offering, reducing the aggregate number of Founder Shares held by the Sponsor to 4,312,500. In addition, prior to the consummation of the Initial Public Offering, the Sponsor returned to the Company an aggregate of 190,000 Founder Shares, which the Company canceled, and the Company issued an aggregate of 190,000 Founder Shares to its director nominees and certain of its directors at Sponsor’s effective purchase price.

Class B Founder Shares

The Class B common stock is convertible into shares of our Class A common stock on a one-for-one basis, subject to adjustment as described herein. Prior to the Business Combination, only holders of the Company’s Class B common stock will be entitled to vote on the appointment of directors.

Certain qualified institutional buyers or institutional accredited investors not affiliated with the Company, the Sponsor or any member of the Company’s management expressed to the Company an interest in purchasing up to 1,485,000 Units (the “9.9% Anchor Investors”) and 742,500 Units (the “4.95% Anchor Investors” and together with the 9.9% Anchor Investors, the “Anchor Investors”). In connection with the closing of the Initial Public Offering, Sponsor sold 93,750 Founder Shares to each 9.9% Anchor Investor and 46,875 Founder Shares to each 4.95% Anchor Investor, or an aggregate of 890,625 Founder Shares, in each case at Sponsor’s purchase price. The Company estimated the fair value of the Founder Shares sold to Anchor Investors to be $6.65 per share.

Related Party Working Capital Loan

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date the Units are first listed on NASDAQ, the Company has agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, no amount was accrued for the administrative support, since $15,000 was paid prior to the balance sheet date.

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

6. Commitments & Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans), will be entitled to registration rights pursuant to a registration rights agreement signed on the date of the prospectus for the Initial Public Offering, and the Anchor Investors will be entitled to certain registration rights pursuant to their investment agreements. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company paid an underwriting discount of 2.0% of the per Unit offering price to the underwriter at the closing of the Initial Public Offering, with an additional fee of 3.5% of the gross offering proceeds payable only upon the Company’s completion of its initial Business Combination (the “Deferred Discount”). The Deferred Discount of $5,495,000 will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions

7. Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company's Board of Directors. As of September 30, 2021, there were no preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were zero shares of Class A common stock issued or outstanding (excluding 15,700,000 shares subject to possible redemption).

Class B Common Stock - The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. As of September 30, 2021, 4,312,500 shares of Class B common stock were issued and outstanding.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law or applicable stock exchange rule; provided that only holders of the Class B common stock shall have the right to vote on the election of the Company’s directors prior to the Business Combination.

The shares of Class B common stock outstanding upon the completion of the Initial Public Offering, will automatically convert into Class A common stock at the time of the Business Combination on a one-for-one basis (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) as described herein.

Warrants - Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the sale of the shares of the Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A common stock issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

become effective within 60 business days after the closing of the Company's initial Business Combination and to maintain a current prospectus relating to those Class A common stock until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. Notwithstanding the above, if the Company's Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Board of Directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions) and (z) the volume weighted average trading price of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that (i) they will not be redeemable by the Company, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the initial Business Combination, (iii) they may be exercised by the holders on a cashless basis and (iv) are subject to registration rights.

Redemption of public warrants: Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the 30-day redemption period; and
●	if, and only if, the reported closing price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant-holders.

The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the sale of the shares of Class A common stock issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period or the Company requires the Public Warrants to be exercised on a cashless basis as described below.

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company calls the Public Warrants for redemption as described above, its management will have the option to require any holders that wishes to exercise its Public Warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” management will consider, among other factors, the Company's cash position, the number of Public Warrants that are outstanding and the dilutive effect on its stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the Company’s Public Warrants.

If the Company takes advantage of this option, all holders of Public Warrants would pay the exercise price by surrendering their Public Warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” means the 10-day average closing price (defined below) as of the date on which the notice of redemption is sent to the holders of the warrants. The “10-day average closing price” means, as of any date, the average last reported sale price of the Class A common stock as reported during the 10-trading day period ending on the trading day prior to such date. If the Company takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of shares of Class A common stock to be received upon exercise of the warrants, including the “fair market value” in such case. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of a warrant redemption. The Company believes this feature is an attractive option to us if we do not need the cash from the exercise of the warrants after the Company’s initial Business Combination. If the Company calls warrants for redemption and the Company does not take advantage of this option, the Company’s sponsor and its permitted transferees would still be entitled to exercise their Private Placement Warrants for cash or on a cashless basis using the same formula described above that other warrant-holders would have been required to use had all warrant holders been required to exercise their warrants on a cashless basis.

8. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Description	Level	Fair Value
September 30, 2021 (unaudited)	Marketable securities held in Trust Account	1	$158,570,450

There were no transfers between Levels 1, 2, and 3 during the three months and inception (March 12, 2021) to date ended September 30, 2021.

9. Subsequent Events

Management has evaluated the impact of subsequent events through November 18, 2021. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we,” “us,” “our” or the “Company” are to Banner Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q, and certain oral statements made from time to time by our representatives, are forward-looking in nature and may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team's expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no revenues;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial Business Combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
●	our potential ability to obtain additional financing to complete our initial Business Combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial Business Combination due to the continued uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential Business Combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;
●	our financial performance following the Initial Public Offering;
●	the potential tax consequences of investing in our securities; and
●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under the heading “Risk Factors” in our other U.S. Securities and Exchange Commission (the “SEC”) filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated in Delaware on March 12, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that we have not yet identified (the “Business Combination”).

Our entire activity for the period from March 12, 2021 (inception) through September 30, 2021 relates to our formation and the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective acquisition target for a Business Combination. We have selected December 31 as our fiscal year end.

Our sponsor is Banner SPAC Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on September 7, 2021. In September 2021, we consummated its Initial Public Offering of 15,700,000 units (the “Units”), including 700,000 Units that were issued pursuant to the underwriter's partial exercise of its over-allotment option. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and one-half of one redeemable warrant of the Company (“Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $157,000,000.

In connection with the Initial Public Offering, the underwriter was granted an option to purchase up to an additional 2,250,000 Units to cover over-allotments, if any. On September 22, 2021, the underwriter partially exercised its over-allotment option and, on September 27, 2021, the underwriter purchased 700,000 Units (the “Over-allotment Units”) at a price of $9.80 per unit, generating net proceeds to the Company of $6,860,000.

On September 10, 2021, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, dated September 7, 2021, between the Company and the Sponsor (the “Private Warrant Purchase Agreement”), we completed the private sale (the “Private Placement”) of 8,000,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of $8,000,000. On September 27, 2021, simultaneously with the sale of the Over-allotment Units, we completed a private placement with the Sponsor for an additional 210,000 warrants at a price of $1.00 per warrant (the “Additional Private Placement Warrants”), generating gross proceeds to the Company of $210,000.

A total of $158,570,000, comprised of $153,860,000 of the net proceeds from the Initial Public Offering (including the Over-allotment Units) and $4,710,000 of the proceeds of the sale of the Private Placement Warrants (including the Additional Private Placement Warrants) has been deposited in a U.S.-based trust account (“Trust Account”) maintained by American Stock Transfer & Trust Company, LLC, acting as trustee.

As indicated in the accompanying financial statements, at September 30, 2021, we had $2,074,278 in cash, and will rely on loans from our sponsor for operating costs until the closing of the Initial Public Offering. Further, we expect to incur significant costs in the pursuit of our initial Business Combination plans. We cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to effectuate the Initial Public Offering. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating revenue in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the period from March 12, 2021 (inception) through September 30, 2021, we had a net loss of approximately $215,417, which consisted of $86,290 in formation costs, $79,577 in operating expenses, and $50,000 in franchise tax expense, offset by a $450 gain on cash held in trust.

For the quarter ended September 30, 2021, we had a net loss of approximately $205,417, which consisted of $76,290 in formation costs, $79,577 in operating expenses, and $50,000 in franchise tax expense, offset by a $450 gain on cash held in trust.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $2,074,278 outside of the trust account, and working capital of approximately $2,272,880. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our sponsor, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We do not currently believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking due diligence and negotiating a Business Combination are more than we estimate, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

For inception (March 12, 2021) to date ended September 30, 2021, cash used in operating activities was $956,229. Net loss of $215,417 was affected by changes in operating assets and liabilities that used $761,129, a $450 gain on cash held in the trust account, $767 in offering costs charged to the income statement, and $20,000 in formation and operating costs that were paid through the issuance of common stock to the Sponsor.

As of September 30, 2021, we had cash held in Trust Account of $158,570,450. We intend to use substantially all of the funds held in the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Related Party Transactions

Founder Shares

In March 2021, the Sponsor acquired 6,468,750 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 6,468,750 shares of Class B common stock. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering. The Sponsor forfeited 2,156,250 Founder Shares prior to the consummation of the Initial Public Offering, reducing the aggregate number of Founder Shares held by the Sponsor to 4,312,500. In addition, prior to the consummation of the Initial Public Offering, the Sponsor returned to the Company an aggregate of 190,000 Founder Shares, which the Company canceled, and the Company issued an aggregate of 190,000 Founder Shares to its director nominees and certain of its directors at Sponsor's effective purchase price.

Class B Founder Shares

The Class B common stock is convertible into shares of our Class A common stock on a one-for-one basis, subject to adjustment as described herein. Prior to the Business Combination, only holders of the Company's Class B common stock will be entitled to vote on the appointment of directors.

Certain qualified institutional buyers or institutional accredited investors not affiliated with the Company, the Sponsor or any member of the Company's management expressed to the Company an interest in purchasing up to 1,485,000 Units (the “9.9% Anchor Investors”) and 742,500 Units (the “4.95% Anchor Investors” and together with the 9.9% Anchor Investors, the “Anchor Investors”). In connection with the closing of the Initial Public Offering, Sponsor sold 93,750 Founder Shares to each 9.9% Anchor Investor and 46,875 Founder Shares to each 4.95% Anchor Investor, or an aggregate of 890,625 Founder Shares, in each case at Sponsor's purchase price. The Company estimated the fair value of the Founder Shares sold to Anchor Investors to be $6.65 per share.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans (a defined below), if any (and any Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans), will be entitled to registration rights pursuant to a registration rights agreement signed on the date of the prospectus for the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Working Capital Loan

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Related Party Promissory Note

On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of September 10, 2021 or the completion of the Initial Public Offering. As of September 30, 2021, there was $0 outstanding under the Promissory Note.

Administrative Support Agreement

The Company has agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, no amount was accrued for the administrative support, since $15,000 was paid prior to the balance sheet date.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates effecting our financial statements:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders' equity section of our unaudited condensed consolidated balance sheet.

Net Income (Loss) per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating earnings per share. Adjustment associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The Company has agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, no amount was accrued for the administrative support, since $15,000 was paid prior to the balance sheet date.

The underwriters of the Initial Public Offering were entitled to underwriting discounts and commissions of 2%, of which 2% (approximately $3,140,000) was paid at the closing of the Initial Public Offering and 3.5% (approximately $5,495,000) was deferred. The deferred underwriting discounts and commissions will become payable to the underwriters upon the consummation of the initial Business Combination and will be paid from the amounts held in the Trust Account. The underwriters are not entitled to any interest accrued on the deferred underwriting discounts and commissions.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (a) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the JOBS Act, (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (c) comply with any requirement that may be adopted by the Public Company Accounting and Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (d) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer's compensation to median employee compensation. These exemptions will apply for a period of five years following the closing of the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Item 10 of Regulation S-K and are not required to provide the information otherwise required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

As of September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risks described in our prospectus filed with the SEC on September 9, 2021. Any of these factors could result in a significant or material adverse effect on our business, financial condition or future results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risks disclosed in our prospectus filed with the SEC on September 9, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

In March 2021, the Sponsor acquired 6,468,750 Founder Shares for an aggregate purchase price of $25,000, consisting of 6,468,750 shares of Class B common stock. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering. The Sponsor forfeited 2,156,250 Founder Shares prior to the consummation of the Initial Public Offering, reducing the aggregate number of Founder Shares held by the Sponsor to 4,312,500. In addition, prior to the consummation of the Initial Public Offering, the Sponsor returned to the Company an aggregate of 190,000 Founder Shares, which the Company canceled, and the Company issued an aggregate of 190,000 Founder Shares to its director nominees and certain of its directors at Sponsor's effective purchase price. The Founder Shares were issued in connection with our organization pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On September 10, 2021, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Warrant Purchase Agreement, the Company completed the private sale of 8,000,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $8,000,000. On September 27, 2021, simultaneously with the sale of the Over-allotment Units, the Company completed a private placement with the Sponsor for 210,000 Additional Private Placement Warrants at a price of $1.00 per warrant, generating gross proceeds to the Company of $210,000.

Use of Proceeds

In September 2021, the Company consummated its Initial Public Offering of 15,700,000 Units, including 700,000 Units that were issued pursuant to the underwriter’s partial exercise of its over-allotment option. Each Unit consists of one share of Class A Common Stock, and one-half of one redeemable Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $157,000,000.

On September 10, 2021, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Warrant Purchase Agreement, the Company completed the private sale of 8,000,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $8,000,000. On September 27, 2021, simultaneously with the sale of the Over-allotment Units, the Company completed a private placement with the Sponsor for an additional 210,000 Additional Private Placement Warrants at a price of $1.00 per warrant, generating gross proceeds to the Company of $210,000.

A total of $158,570,000, comprised of $153,860,000 of the net proceeds from the Initial Public Offering (including the Over-allotment Units) and $4,710,000 of the proceeds of the sale of the Private Placement Warrants (including the Additional Private Placement Warrants) has been deposited in a U.S.-based trust account maintained by American Stock Transfer & Trust Company, LLC, acting as trustee.

BofA Securities, Inc. served as underwriter for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-257906) (the “Registration Statement”). The SEC declared the Registration Statement effective on September 7, 2021.

From March 12, 2021 (inception) through the closing of the Initial Public Offering, we incurred approximately $850,000 for costs and expenses related to the Initial Public Offering. In connection with the closing of the Initial Public Offering, we paid a total of $3,140,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer approximately $5,495,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the initial Business Combination. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus filed with the SEC on September 9, 2021.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $5,495,000, which amount will be payable upon consummation of the initial Business Combination) and offering expenses, the total net proceeds from our Initial Public Offering and the Private Placement were approximately $158,570,000, of which approximately $157,000,000 (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits designated by an asterisk (*) are filed herewith and those designated by two asterisks (**) are furnished herewith; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40784) filed with the SEC on September 10, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-257906), filed on July 15, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-257906), filed on July 15, 2021).

4.3	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-257906), filed on July 15, 2021).

4.4	Specimen Private Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-257906), filed on July 15, 2021).

4.4

Public Warrant Agreement, dated September 7, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40784) filed with the SEC on September 10, 2021).

4.5

Private Warrant Agreement, dated September 7, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-40784) filed with the SEC on September 10, 2021).

10.1

Letter Agreement, dated September 7, 2021, among the Company, its officers, its directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40784) filed with the SEC on September 10, 2021).

10.2

Investment Management Trust Agreement, dated September 7, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40784) filed with the SEC on September 10, 2021).

10.3

Registration Rights Agreement, dated September 7, 2021, among the Company, the Sponsor and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40784) filed with the SEC on September 10, 2021).

10.4

Administrative Support Agreement, dated September 7, 2021, between the Company and Banner Ventures Management, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40784) filed with the SEC on September 10, 2021).

10.5

Private Placement Warrants Purchase Agreement, dated September 7, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40784) filed with the SEC on September 10, 2021).

Exhibit Number	Description
10.6

Promissory Note, dated March 12, 2021, issued to Sponsor by the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-257906), filed on July 15, 2021).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-257906), filed on July 15, 2021).

10.9

Securities Subscription Agreement, dated March 12, 2021, between the Company and Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-257906), filed on July 15, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of November, 2021.

BANNER ACQUISITION CORP.

/s/ Tanner Ainge
Name:	Tanner Ainge
Title:	Chief Executive Officer

/s/ Greg Woodward
Name:	Greg Woodward
Title:	Chief Financial Officer