Form 10-Q
period 2022-03-31
Banner Acquisition Corp.
filed 2022-05-23
CIK 1852332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2022

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

As of May 23, 2022, 15,700,000 shares of Class A common stock, par value $0.0001 per share, and 3,925,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

BANNER ACQUISITION CORP.

Form 10-Q

		Page No.
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	1

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from March 12, 2021 (inception) through March 31, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from March 12, 2021 (inception) through March 31, 2021	3

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from March 12, 2021 (inception) through March 31, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

i

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

BANNER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	MARCH 31, 2022	DECEMBER 31, 2021
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$962,557	$1,384,587
Prepaid expenses	660,319	615,693
Total current assets	1,622,876	2,000,280
Cash held in Trust Account	158,584,366	158,573,777
Other assets	265,510	414,859
Total Assets	$160,472,752	$160,988,916

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$137,129	$108,885
Franchise tax payable	50,000	161,644
Accrued expenses	446,766	381,998
Total current liabilities	633,895	652,527
Deferred underwriting fees payable	5,495,000	5,495,000
Total liabilities	6,128,895	6,147,527

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 15,700,000 shares at $10.10 per share as of March 31, 2022 and December 31, 2021	158,570,000	158,570,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 15,700,000 shares subject to possible redemption as of March 31, 2022 and December 31, 2021)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,925,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	393	393
Additional paid-in capital	300	—
Accumulated deficit	(4,226,836)	(3,729,004)
Total stockholders’ deficit	(4,226,143)	(3,728,611)
Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$160,472,752	$160,988,916

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For The Period
	For The	From March 12,
	Three Months Ended	2021 (Inception) Through
	March 31,	March 31,
	2022	2021
Formation costs	$—	$10,000
General and administrative expenses	462,908	—
Franchise tax expenses	50,000	—
Loss from operations	(512,908)	(10,000)
Gain on marketable securities (net), dividends and interest, held in Trust Account	15,076	—
Net loss	$(497,832)	$(10,000)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	15,700,000	—
Basic and diluted net loss per share, Class A subject to possible redemption	$(0.03)	$0.00
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	3,925,000	3,750,000
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.03)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND FOR THE PERIOD FROM

MARCH 12, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Common Stock Subject to
	Possible Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022 (audited)	15,700,000	$158,570,000	3,925,000	$393	$—	$(3,729,004)	$(3,728,611)
Share based compensation to Directors	—	—	—	—	300	—	300
Net loss	—	—	—	—	—	(497,832)	(497,832)
Balance as of March 31, 2022 (unaudited)	15,700,000	$158,570,000	3,925,000	$393	$300	$(4,226,836)	$(4,226,143)

	Possible Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 12, 2021 (inception)	—	$—	—	—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	10,000	(10,000)
Balance as of March 31, 2021 (unaudited)	—	$—	4,312,500	$431	$24,569	$(10,000)	$15,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For The Period
		From March 12,
	For The Three	2021 (Inception)
	Months Ended	Through March
	March 31, 2022	31, 2021
Cash Flows from Operating Activities
Net loss	$(497,832)	$(10,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(15,076)	—
Formation and operating expenses paid in exchange for Founder Shares	—	10,000
Changes in operating assets and liabilities:
Prepaid and other assets	104,724	—
Accounts payable	28,244	—
Accrued expenses (including franchise tax payable)	(46,877)	—
Net cash used in operating activities	(426,817)	—
Cash Flows from investing activities
Withdrawal from Trust Account for tax payment	4,487	—
Net cash provided by investing activities	4,487	—
Cash Flows from Financing Activities
Proceeds from the sale of founder shares to directors	300
Net cash provided by financing activities	300	—

Net increase in cash	(422,030)	—
Cash — beginning of period	1,384,587	—
Cash — end of period	$962,557	$—

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$25,000

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

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective acquisition target for a Business Combination. The Company has selected December 31 as its fiscal year end.

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

On September 10, 2021, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, dated September 7, 2021, between the Company and the Sponsor (the “Private Warrant Purchase Agreement”), the Company completed the private sale (the “Private Placement”) of 8,000,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $8,000,000. On September 27, 2021, simultaneously with the sale of the Over-allotment Units, the Company completed a private placement with the Sponsor for an additional 210,000 warrants at a price of $1.00 per warrant (the “Additional Private Placement Warrants”), generating gross proceeds to the Company of $210,000. The total gross proceeds following the sale of the Additional Private Placement Warrants is $8,210,000.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial statements, operating results and cash flows for the period presented.

The interim results for the period ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $962,557 in its operating bank account and working capital of approximately $988,981. As of December 31, 2021, the Company had $1,384,587 in its operating bank account and working capital of approximately $1,347,753.

The Company’s liquidity needs through March 31, 2022 and December 31, 2021, were satisfied through loans from the Sponsor and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Going Concern

On a routine basis, we assess going concern considerations in accordance with FASB ASC 205-40 “Presentation of Financial Statements - Going Concern”. As of March 31, 2022 and December 31, 2021, we had $962,557 and $1,384,587 in our operating bank account, respectively, $988,981 and $1,347,753 of working capital, respectively, and $158,584,366 and $158,573,777 of cash held in the Trust Account, respectively, to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith. We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing, however, there is a risk that our liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

We have until March 10, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor there will be a mandatory liquidation and subsequent dissolution of the Company. While Management expects to complete a Business Combination prior to March 10, 2023, this date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $962,557 and $1,384,587 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of March 31, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds.  Money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying statement of operations. The fair value for money market funds is determined using quoted market prices in active markets. As a result, the assets held in the Trust Account as of March 31, 2022 and December 31, 2021 were assessed as Level 1 assets.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and as of December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet.

Gross proceeds	$157,000,000
Less:
Fair value of Public Warrants at issuance	(4,227,750)
Class A common stock issuance costs	(8,836,621)

Plus:
Re-measurement of carrying value to redemption value	14,634,371
Class A common stock subject to possible redemption	$158,570,000

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of money market funds.

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

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A reconciliation of the net loss per share is below:

		For The Period
		From March 12,
	For The Three	2021 (Inception)
	Months Ended	Through March 31,
	March 31, 2022	2021
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(398,266)	$—

Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A	15,700,000	—
Basic and diluted net loss per share, Class A subject to possible redemption	$(0.03)	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock
Net loss allocable to non-redeemable Class B Common Stock	$(99,566)	$(10,000)

Denominator: Weighted Average Non-Redeemable Class B Common Stock	3,925,000	3,750,000
Basic and diluted net loss per share, Class B non-redeemable Common Stock	$(0.03)	$0.00

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

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020 the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.

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

Related Party Working Capital Loan

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Related Party Promissory Note

On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. These loans are non-interest bearing, unsecured and are due at the earlier of September 8, 2021 or the completion of the Initial Public Offering. The Company has not drawn down on the promissory note, and, as of March 31, 2022 and December 31, 2021, there was $0 outstanding under the promissory note.

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the date the Units are first listed on NASDAQ, the Company has agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and the period from March 12, 2021 (Inception) through March 31, 2021, $45,000 and $0, respectively, was expensed as under the arrangement.

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

7. Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 Class A Common Stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were zero shares of Class A Common Stock issued or outstanding (excluding 15,700,000 shares subject to possible redemption).

Class B Common Stock - The Company is authorized to issue 20,000,000 Class B Common Stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, 3,925,000 shares of Class B Common Stock were issued and outstanding.

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

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants - Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the sale of the shares of the Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A Common Stock issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial Business Combination and to maintain a current prospectus relating to those Class A Common Stock until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. Notwithstanding the above, if the Company’s Class A Common Stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

If the Company calls the Public Warrants for redemption as described above, its management will have the option to require any holders that wishes to exercise its Public Warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” management will consider, among other factors, the Company’s cash position, the number of Public Warrants that are outstanding and the dilutive effect on its stockholders of issuing the maximum number of shares of Class A Common Stock issuable upon the exercise of the Company’s Public Warrants.

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

8. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$158,584,366	$—	$—	$158,584,366
Total assets	$158,584,366	$—	$—	$158,584,366

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

There were no transfers to and from Levels 1, 2, and 3 for the three months ended March 31, 2022 and for the period from March 12, 2021 (inception) through December 31, 2021.

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

9. Subsequent Events

Management has evaluated the impact of subsequent events through May 23, 2022, the date the financial statements are available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” are to Banner Acquisition Corp., except where the context requires otherwise. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on March 12, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that we have not yet identified (the “Business Combination”).

Our entire activity through March 31, 2022 relates to our formation and Initial Public Offering, described below, and since the closing of the Initial Public Offering, the search for a prospective acquisition target for a Business Combination. We have selected December 31 as our fiscal year end.

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

On September 10, 2021, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, dated September 7, 2021, between the Company and the Sponsor (the “Private Warrant Purchase Agreement”), we completed the private sale (the “Private Placement”) of 8,000,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of $8,000,000. On September 27, 2021, simultaneously with the sale of the Over-allotment Units, we completed a private placement with the Sponsor for an additional 210,000 warrants at a price of $1.00 per warrant (the “Additional Private Placement Warrants”), generating gross proceeds to the Company of $210,000. The total gross proceeds following the sale of the Additional Private Placement Warrants is $8,210,000.

A total of $158,570,000, comprised of $153,860,000 of the net proceeds from the Initial Public Offering (including the Over-allotment Units) and $4,710,000 of the proceeds of the sale of the Private Placement Warrants (including the Additional Private Placement Warrants) has been deposited in a U.S. based trust account (the “Trust Account”) maintained by American Stock Transfer & Trust Company, LLC, acting as trustee.

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

For the three months ended March 31, 2022, we had a net loss of approximately $497,832, which consisted of $462,908 in general and administrative expenses, and $50,000 in franchise tax expense, offset by a $15,076 gain on marketable securities held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2022 we had cash of $962,557 outside of the Trust Account, and working capital of approximately $988,981. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do not currently believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking due diligence and negotiating a Business Combination are more than we estimate, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our issued and outstanding Class A Common Stock sold in the Initial Public Offering upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

For the three months ended March 31, 2022, cash used in operating activities was $426,817. Net loss of $497,832 was affected by $86,091 in changes in operating assets and liabilities, offset by a $15,076 gain on marketable securities held in the Trust Account.

As of March 31, 2022, we had cash held in Trust Account of $158,584,366. We intend to use substantially all of the funds held in the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Going Concern

On a routine basis, we assess going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements - Going Concern”. As of March 31, 2022, we had $962,557 in our operating bank account, $988,981 of working capital and $158,584,366 of cash held in the Trust Account, to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith. We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing, however, there is a risk that our liquidity may not be sufficient. The Sponsor intends, but is not obligated to, loan us funds to sustain operations in the event of a liquidity deficiency.

We have until March 10, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor there will be a mandatory liquidation and subsequent dissolution of the Company. While management expects to complete a Business Combination prior to March 10, 2023, this date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The Company has agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, $45,000 was paid for the administrative support, and no amounts were accrued for.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480. Class A Common Stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A Common Stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the periods.

The shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”) will automatically convert into shares of Class A Common Stock at the time of the Company’s initial Business Combination on a one-for-one basis, subject to adjustment.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

As of March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on From 10-K for that period ended December 31, 2021, as filed with the SEC on April 7, 2022. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or future results. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risks disclosed in our Annual Report on From 10-K filed with the SEC on April 7, 2022.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving Special Purpose Acquisition Companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may impact the involvement of target companies and other market participants, including investment banks, in the SPAC market, may materially adversely affect our ability to identify a target company and our ability to negotiate and complete our initial business combination and, furthermore, may materially increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

The securities sold in the Initial Public Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-257906) (the “Registration Statement”). The SEC declared the Registration Statement effective on September 7, 2021. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus filed with the SEC on September 9, 2021 and other periodic reports previously filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits designated by an asterisk (*) are filed herewith and those designated by two asterisks (**) are furnished herewith; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40784) filed with the SEC on September 10, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-257906), filed on July 15, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of May, 2022.

BANNER ACQUISITION CORP.

/s/ Tanner Ainge
Name:	Tanner Ainge
Title:	Chief Executive Officer

/s/ Greg Woodward
Name:	Greg Woodward
Title:	Chief Financial Officer