Form 10-Q
period 2022-06-30
Banner Acquisition Corp.
filed 2022-08-12
CIK 1852332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2022

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

As of August 11th, 2022, 15,700,000 shares of Class A common stock, par value $0.0001 per share, and 3,925,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

BANNER ACQUISITION CORP.

Form 10-Q

		Page No.
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended and the period from March 12, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and for the three months ended and the period from March 12, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from March 12, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

i

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

BANNER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	JUNE 30, 2022	DECEMBER 31, 2021
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$515,140	$1,384,587
Prepaid expenses	652,969	615,693
Total current assets	1,168,109	2,000,280
Marketable Securities held in Trust Account	158,794,545	158,573,777
Other assets	114,501	414,859
Total Assets	$160,077,155	$160,988,916

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$112,131	$108,885
Income tax payable	29,164	—
Franchise tax payable	50,000	161,644
Accrued expenses	383,280	381,998
Total current liabilities	574,575	652,527
Deferred underwriting fees payable	5,495,000	5,495,000
Total liabilities	6,069,575	6,147,527

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 15,700,000 shares at $10.10 per share as of June 30, 2022 and December 31, 2021	158,570,000	158,570,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 15,700,000 shares subject to possible redemption as of June 30, 2022 and December 31, 2021)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,925,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	393	393
Additional paid-in capital	300	—
Accumulated deficit	(4,563,113)	(3,729,004)
Total stockholders' deficit	(4,562,420)	(3,728,611)
Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$160,077,155	$160,988,916

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For The Period
				From March 12,
	For The	For The	For The	2021 (Inception)
	Three Months Ended	Three Months Ended	Six Months Ended	Through
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Formation costs	$—	$—	$—	$10,000
General and administrative expenses	452,633	25,750	915,542	25,750
Franchise tax expenses	64,658	—	114,658	—
Loss from operations	(517,291)	(25,750)	(1,030,200)	(35,750)
Gain on marketable securities (net), dividends and interest, held in Trust Account	210,178	—	225,255	—
Loss before income tax expense	$(307,113)	$(25,750)	$(804,945)	$(35,750)
Income tax expense	29,164	—	29,164	—
Net loss	$(336,277)	$(25,750)	$(834,109)	$(35,750)
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	15,700,000	—	15,700,000	—
Basic and diluted net loss per share, Class A subject to possible redemption	$(0.02)	$0.00	$(0.04)	$0.00
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	3,925,000	3,750,000	3,925,000	3,750,000
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.02)	$(0.01)	$(0.04)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE THREE MONTHS

ENDED AND THE PERIOD FROM MARCH 12, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock Subject to
	Possible Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Amount	Shares	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2022 (audited)	15,700,000	$158,570,000	3,925,000	$393	$—	$(3,729,004)	$(3,728,611)
Issuance of common stock to Directors	—	—	45,000	5	295	—	300
Forfeiture of Founder Shares by Sponsor	—	—	(45,000)	(5)	5	—	—
Net loss	—	—	—	—	—	(497,832)	(497,832)
Balance as of March 31, 2022 (unaudited)	15,700,000	$158,570,000	3,925,000	$393	$300	$(4,226,836)	$(4,226,143)
Net loss	—	—	—	—	—	(336,277)	(336,277)
Balance as of June 30, 2022 (unaudited)	15,700,000	$158,570,000	3,925,000	$393	$300	$(4,563,113)	$(4,562,420)

	Common Stock Subject to
	Possible Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of March 12, 2021 (inception)	—	$—	—	—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(10,000)	(10,000)
Balance as of March 31, 2021 (unaudited)	—	—	4,312,500	$431	$24,569	$(10,000)	$15,000
Net loss	—	—	—	—	—	(25,750)	(25,750)
Balance as of June 30, 2021 (unaudited)	—	$—	4,312,500	$431	$24,569	$(35,750)	$(10,750)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For The Period
		From March 12,
	For The Six	2021 (Inception)
	Months Ended	Through June
	June 30, 2022	30, 2021
Cash Flows from Operating Activities
Net loss	$(834,109)	$(35,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(225,255)	—
Formation and operating expenses paid in exchange for Founder Shares	—	10,000
Changes in operating assets and liabilities:
Prepaid and other assets	263,082	—
Accounts payable	3,246	25,750
Accrued expenses (including franchise tax payable and income tax payable)	(81,198)	—
Net cash used in operating activities	(874,234)	—
Cash Flows from investing activities
Withdrawal from Trust Account for tax payment	4,487	—
Net cash provided by investing activities	4,487	—
Cash Flows from Financing Activities
Proceeds from the issuance of common stock to directors	300	—
Net cash provided by financing activities	300	—
Net decrease in cash	(869,447)	—
Cash — beginning of period	1,384,587	—
Cash — end of period	$515,140	$—
Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$50,750
Offering costs included in accrued expenses	—	$340,000

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

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective acquisition target for a Business Combination. The Company has selected December 31 as its fiscal year end.

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

The interim results for the period ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $515,140 in its operating bank account and working capital of $593,534. As of December 31, 2021, the Company had $1,384,587 in its operating bank account and working capital of $1,347,753.

The Company’s liquidity needs through June 30, 2022 and December 31, 2021, were satisfied through loans from the Sponsor and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Going Concern

On a routine basis, we assess going concern considerations in accordance with FASB ASC 205-40 “Presentation of Financial Statements - Going Concern”. As of June 30, 2022 and December 31, 2021, we had $515,140 and $1,384,587 in our operating bank account, respectively, $593,534 and $1,347,753 of working capital, respectively, and $158,794,545 and $158,573,777 of cash held in the Trust Account, respectively, to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith. We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing, however, there is a risk that our liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $515,140 and $1,384,587 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of June 30, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds. Money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying statement of operations. The fair value for money market funds is determined using quoted market prices in active markets. As a result, the assets held in the Trust Account as of June 30, 2022 and December 31, 2021 were assessed as Level 1 assets.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and as of December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet.

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Gross proceeds	$157,000,000
Less:
Fair value of Public Warrants at issuance	(4,227,750)
Class A common stock issuance costs	(8,836,621)
Plus:
Re-measurement of carrying value to redemption value	14,634,371
Class A common stock subject to possible redemption	$158,570,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of June 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of money market funds.

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

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the periods.

A reconciliation of the net loss per share is below:

				For The Period
				From March 12,
	For The Three	For The Three	For The Six	2021 (Inception)
	Months Ended	Months Ended	Months Ended	Through June 30,
	June 30, 2022	June 30, 2021	June 30, 2022	2021
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(269,021)	$—	$(667,287)	$—

Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A	15,700,000	—	15,700,000	—
Basic and diluted net loss per share, Class A subject to possible redemption	$(0.02)	$0.00	$(0.04)	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock
Net loss allocable to non-redeemable Class B Common Stock	$(67,255)	$(25,750)	$(166,822)	$(35,750)

Denominator: Weighted Average Non-Redeemable Class B Common Stock	3,925,000	3,750,000	3,925,000	3,750,000
Basic and diluted net loss per share, Class B non-redeemable Common Stock	$(0.02)	$(0.01)	$(0.04)	$(0.01)

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

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5.    Related Party Transactions

Founder Shares

In March 2021, the Sponsor acquired 6,468,750 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 6,468,750 shares of Class B Common Stock. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering. The Sponsor forfeited 2,156,250 Founder Shares prior to the consummation of the Initial Public Offering, reducing the aggregate number of Founder Shares held by the Sponsor to 4,312,500. In addition, prior to the consummation of the Initial Public Offering, the Sponsor returned to the Company an aggregate of 190,000 Founder Shares, which the Company canceled, and the Company issued an aggregate of 190,000 Founder Shares (including 45,000 Founder Shares that were paid for in February 2022) to its director nominees and certain of its directors at Sponsor’s effective purchase price. In addition, as a result of the underwriter’s partial exercise of the over-allotment option, our Sponsor forfeited an additional 387,500 founder shares, reducing the aggregate number of Founder Shares held by Sponsor, Directors, and Anchor Investors to 3,925,000. These transactions have no impact on the number of Class B founder shares outstanding. Of the total 3,925,000 Founder Shares, 190,000 shares are held by Directors, 890,625 shares are held by Anchor Investors, and 2,844,375 shares are held by Sponsor.

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

Related Party Working Capital Loan

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Promissory Note

On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. These loans are non-interest bearing, unsecured and are due at the earlier of September 8, 2021 or the completion of the Initial Public Offering. The Company has not drawn down on the promissory note, and, as of June 30, 2022 and December 31, 2021, there was $0 outstanding under the promissory note.

Administrative Support Agreement

Commencing on the date the Units are first listed on NASDAQ, the Company has agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the six months ended June 30, 2022 and the period from March 12, 2021 (Inception) through June 30, 2021, $90,000 and $0, respectively, was expensed as under the arrangement. As of June 30, 2022, all administrative support fees were paid, and no additional amount was included in accrued expenses.

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

7.    Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 Class A Common Stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were zero shares of Class A Common Stock issued or outstanding (excluding 15,700,000 shares subject to possible redemption).

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock - The Company is authorized to issue 20,000,000 Class B Common Stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, 3,925,000 shares of Class B Common Stock were issued and outstanding.

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

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

8.    Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$158,794,545	$—	$—	$158,794,545
Total assets	$158,794,545	$—	$—	$158,794,545

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

There were no transfers to and from Levels 1, 2, and 3 for the six months ended June 30, 2022 and for the period from March 12, 2021 (inception) through December 31, 2021.

9.    Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation costs are generally considered start-up costs and are not currently deductible.

We recorded an income tax provision of $29,164 for the six months ended June 30, 2022. The effective income tax rate for the six months ended June 30, 2022 was -3.62%. The -3.62% effective income tax rate differs from the federal statutory rate of 21% as a result of change in share-based compensation and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets. For the six months ended June 30, 2022, the Company had $0 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $430,029 as of June 30, 2022.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. There were no unrecognized tax benefits for the six months ended June 30, 2022. No amounts were accrued for the payment of interest and penalties for the six months ended June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

10.    Subsequent Events

Management has evaluated the impact of subsequent events through August 11, 2022, the date the financial statements are available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our entire activity through June 30, 2022 relates to our formation and Initial Public Offering, described below, and since the closing of the Initial Public Offering, the search for a prospective acquisition target for a Business Combination. We have selected December 31 as our fiscal year end.

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

For the six months ended June 30, 2022, we had a net loss of $834,109, which consisted of $915,542 in general and administrative expenses, $114,658 in franchise tax expense and $29,164 in income tax expense, offset by a $225,255 gain on marketable securities held in the Trust Account.

For the three months ended June 30, 2022, we had a net loss of $336,277, which consisted of $452,633 in general and administrative expenses, $64,658 in franchise tax expense and $29,164 in income tax expense, offset by a $210,178 gain on marketable securities held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2022 we had cash of $515,140 outside of the Trust Account, and working capital of $593,534. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, and structure, negotiate and complete a Business Combination.

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

For the six months ended June 30, 2022, cash used in operating activities was $874,234. Net loss of $834,109 was affected by $185,130 in changes in operating assets and liabilities, offset by a $225,255 gain on marketable securities held in the Trust Account.

As of June 30, 2022, we had cash held in Trust Account of $158,794,545. We intend to use substantially all of the funds held in the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Going Concern

On a routine basis, we assess going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements - Going Concern”. As of June 30, 2022, we had $515,140 in our operating bank account, $593,534 of working capital and $158,794,545 of cash held in the Trust Account, to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith. We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing, however, there is a risk that our liquidity may not be sufficient. The Sponsor intends, but is not obligated to, loan us funds to sustain operations in the event of a liquidity deficiency.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements.

Contractual Obligations

As of June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The Company has agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company paid $45,000 and $90,000, respectively, for the administrative support and no amounts were accrued for.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

As of June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August 2022.

BANNER ACQUISITION CORP.

/s/ Tanner Ainge
Name:	Tanner Ainge
Title:	Chief Executive Officer

/s/ Greg Woodward
Name:	Greg Woodward
Title:	Chief Financial Officer