Form 10-Q
period 2022-09-30
Banner Acquisition Corp.
filed 2022-11-14
CIK 1852332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2022

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

As of November 14, 2022, 15,700,000 shares of Class A common stock, par value $0.0001 per share, and 3,925,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

BANNER ACQUISITION CORP.

Form 10-Q

		Page No.

PART I—FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	CONDENSED BALANCE SHEETS	1

	UNAUDITED CONDENSED STATEMENTS OF OPERATIONS	2

	UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE THREE MONTHS ENDED AND FOR THE PERIOD FROM MARCH 12, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021	3

	UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS	4

	NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II—OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

i

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

BANNER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$228,059	$1,384,587
Prepaid expenses	620,301	615,693
Total current assets	848,360	2,000,280
Marketable Securities held in Trust Account	159,409,142	158,573,777
Other assets	—	414,859
Total Assets	$160,257,502	$160,988,916

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$127,977	$108,885
Income tax payable	151,441	—
Franchise tax payable	50,000	161,644
Accrued expenses	382,544	381,998
Total current liabilities	711,962	652,527
Deferred underwriting fees payable	5,495,000	5,495,000
Total liabilities	6,206,962	6,147,527

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 15,700,000 shares at $10.14 and $10.10 per share as of September 30, 2022 and December 31, 2021, respectively	158,858,044	158,570,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 15,700,000 shares subject to possible redemption as of September 30, 2022 and December 31, 2021)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,925,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	393	393
Additional paid-in capital	300	—
Accumulated deficit	(4,808,197)	(3,729,004)
Total Stockholders’ Deficit	(4,807,504)	(3,728,611)
Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$160,257,502	$160,988,916

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For The Period
				From March 12,
	For The	For The	For The	2021 (Inception)
	Three Months Ended	Three Months Ended	Nine Months Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Formation costs	$—	$76,290	$—	$86,290
General and administrative expenses	417,031	79,577	1,332,573	79,577
Franchise tax expenses	32,329	50,000	146,987	50,000
Loss from operations	(449,360)	(205,867)	(1,479,560)	(215,867)
Gain on marketable securities (net), dividends and interest, held in Trust Account	614,597	450	839,852	450
Income (loss) before income tax expense	$165,237	$(205,417)	$(639,708)	$(215,417)
Income tax expense	(122,277)	—	(151,441)	—
Net income (loss)	$42,960	$(205,417)	$(791,149)	$(215,417)
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	15,700,000	3,454,348	15,700,000	1,565,517
Basic and diluted earnings per share, Class A subject to possible redemption	$0.00	$(0.03)	$(0.04)	$(0.04)
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	3,925,000	3,814,402	3,925,000	3,779,187
Basic and diluted earnings per share, Class B non-redeemable common stock	$0.00	$(0.03)	$(0.04)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE THREE MONTHS

ENDED AND FOR THE PERIOD FROM MARCH 12, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock Subject to
	Possible Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022 (audited)	15,700,000	$158,570,000	3,925,000	$393	$—	$(3,729,004)	$(3,728,611)
Issuance of common stock to Directors	—	—	45,000	5	295	—	300
Forfeiture of Founder Shares by Sponsor	—	—	(45,000)	(5)	5	—	—
Net loss	—	—	—	—	—	(497,832)	(497,832)
Balance as of March 31, 2022 (unaudited)	15,700,000	$158,570,000	3,925,000	$393	$300	$(4,226,836)	$(4,226,143)
Net loss	—	—	—	—	—	(336,277)	(336,277)
Balance as of June 30, 2022 (unaudited)	15,700,000	$158,570,000	3,925,000	$393	$300	$(4,563,113)	$(4,562,420)
Remeasurement of Class A common stock to redemption value	—	288,044	—	—	—	(288,044)	(288,044)
Net income	—	—	—	—	—	42,960	42,960
Balance as of September 30, 2022 (unaudited)	15,700,000	$158,858,044	3,925,000	$393	$300	$(4,808,197)	$(4,807,504)

	Common Stock Subject to
	Possible Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 12, 2021 (inception)	—	$—	—	—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(10,000)	(10,000)
Balance as of March 31, 2021 (unaudited)	—	—	4,312,500	$431	$24,569	$(10,000)	$15,000
Net loss	—	—	—	—	—	—	—
Balance as of June 30, 2021 (unaudited)	—	—	4,312,500	$431	$24,569	$(10,000)	$15,000
Forfeiture of Founder Shares	—	—	(387,500)	(38)	38	—	—
Sale of Class A shares, net of $9,104,493 issuance costs	15,700,000	143,935,629	—	—	—	—	—
Fair value of Public Warrants	—	—	—	—	4,227,750	—	4,227,750
Other offering costs	—	—	—	—	(267,872)	—	(267,872)
Share-based compensation and offering costs on Founder Shares issued to related party and directors	—	—	—	—	767	—	767
Sale of Private Placement Warrants	—	—	—	—	8,210,000	—	8,210,000
Remeasurement of Class A Common Stock to redemption value	—	14,634,371	—	—	(12,195,525)	(2,439,119)	(14,634,371)
Net loss	—	—	—	—	—	(205,417)	(205,417)
Balance as of September 30, 2021 (unaudited)	15,700,000	$158,570,000	3,925,000	$393	$—	$(2,654,536)	$(2,654,143)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For The Period
		From March 12,
	For The Nine	2021 (Inception)
	Months Ended	Through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities
Net loss	$(791,149)	$(215,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Other offering costs charged to expense	—	767
Gain on marketable securities (net), dividends and interest, held in Trust Account	(839,852)	(450)
Formation and operating expenses paid in exchange for Founder Shares	—	20,000
Changes in operating assets and liabilities:
Prepaid and other assets	410,251	(1,168,221)
Accounts payable	19,092	4,552
Accrued expenses (including franchise tax payable and income tax payable)	40,343	116,929
Net cash used in operating activities	(1,161,315)	(1,241,840)
Cash Flows from investing activities
Investment of cash into Trust Account	—	(158,570,000)
Withdrawal from Trust Account for tax payment	4,487	—
Net cash provided by / (used in) investing activities	4,487	(158,570,000)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock to directors	300	—
Repayment of note payable and advances from related party	—	(83,133)
Proceeds from sale of Class A shares, net of offering costs paid	—	153,759,251
Proceeds from sale of Private Placement Warrants	—	8,210,000
Net cash provided by financing activities	300	161,886,118
Net decrease in cash	(1,156,528)	2,074,278
Cash — beginning of period	1,384,587	—
Cash — end of period	$228,059	$2,074,278
Supplemental disclosure of noncash investing and financing activities:
Initial Class A shares subject to possible redemption	$—	$143,935,629
Remeasurement of Class A Common Stock to redemption value	$288,044	$14,634,371
Offering costs included in accounts payable	$—	$41,691
Offering costs included in accrued expenses	$—	$268,920
Offering costs paid through promissory note – related party	$—	$58,133
Deferred underwriting fees payable	$—	$5,495,000

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective acquisition target for a Business Combination. The Company has selected December 31 as its fiscal year end.

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

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

The Company will provide the holders (the “Public Stockholders”) of the Company’s issued and outstanding Class A Common Stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.10 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law or applicable stock exchange rule and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law or applicable stock exchange rule, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased by them during or after the Initial Public Offering, and the Anchor Investors (as defined below in Note 5) will agree to vote any Founder Shares held by them in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may own in connection with the completion of a Business Combination.

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

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

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

The interim results for the period ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had $228,059 in its operating bank account and working capital of $337,839. As of December 31, 2021, the Company had $1,384,587 in its operating bank account and working capital of $1,509,397.

The Company’s liquidity needs through September 30, 2022 and December 31, 2021, were satisfied through loans from the Sponsor and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Going Concern

On a routine basis, we assess going concern considerations in accordance with FASB ASC 205-40 “Presentation of Financial Statements - Going Concern”. As of September 30, 2022, we had $228,059 in our operating bank account and $337,839 of working capital to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith. The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

We have until March 10, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor there will be a mandatory liquidation and subsequent dissolution of the Company. While Management expects to complete a Business Combination prior to March 10, 2023, the liquidity condition and this date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax, but it has not yet issued any guidance.

Although the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A Common Stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) whether the business combination closes after December 31, 2022, (ii) the structure of the business combination, (iii) the fair market value of the redemptions and repurchases in connection with the business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (v) the content of any regulations and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations or other guidance, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A Common Stock in accordance with our Certificate of Incorporation in which case the amount that would otherwise be received by our Public Stockholders in connection with our liquidation would be reduced.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $228,059 and $1,384,587 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of September 30, 2022 and December 31, 2021, respectively.

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

Marketable Securities Held in Trust Account

As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds. Money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain on marketable securities, (net) dividends and interest, held in Trust Account in the accompanying statement of operations. The fair value for money market funds is determined using quoted market prices in active markets. As a result, the assets held in the Trust Account as of September 30, 2022 and December 31, 2021 were assessed as Level 1 assets. As of and for the nine months ended September 30, 2022, and for the period from March 12, 2021 (inception) through September 30, 2021, there were no withdrawals from the trust account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and as of December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Gross proceeds	$157,000,000
Less:
Fair value of Public Warrants at issuance	(4,227,750)
Class A common stock issuance costs	(8,836,621)
Plus:
Re-measurement of carrying value to redemption value	14,634,371
Class A common stock subject to possible redemption at December 31, 2021	158,570,000
Re-measurement of carrying value to redemption value	288,044
Class A common stock subject to possible redemption at September 30, 2022	$158,858,044

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

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

As of September 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of money market funds.

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

Earnings Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods.

A reconciliation of the earnings per share is below:

				For The Period
				From March 12,
	For The Three	For The Three	For The Nine	2021 (Inception)
	Months Ended	Months Ended	Months Ended	Through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Redeemable Class A Common Stock
Numerator: Net income (loss) allocable to Redeemable Class A Common Stock	$34,368	$(97,621)	$(632,919)	$(63,098)
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A	15,700,000	3,454,348	15,700,000	1,565,517
Basic and diluted earnings per share, Class A subject to possible redemption	$0.00	$(0.03)	$(0.04)	$(0.04)
Non-Redeemable Class B Common Stock
Numerator: Net income (loss) allocable to non-redeemable Class B Common Stock
Net income (loss) allocable to non-redeemable Class B Common Stock	$8,592	$(107,796)	$(158,230)	$(152,319)
Denominator: Weighted Average Non-Redeemable Class B Common Stock	3,925,000	3,814,402	3,925,000	3,779,187
Basic and diluted earnings per share, Class B non-redeemable Common Stock	$0.00	$(0.03)	$(0.04)	$(0.04)

The shares of Class B Common Stock will automatically convert into shares of Class A Common Stock at the time of the Company’s initial Business Combination on a one-for-one basis, subject to adjustment.

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

The Company’s statement of operations includes a presentation of earnings per share for shares of common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. With respect to the adjustment of the Class A Common Stock subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company has treated the adjustment in the same manner as a dividend in the calculation of the earnings per common stock.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020 the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated, simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.

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

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

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

5.    Related Party Transactions

Founder Shares

In March 2021, the Sponsor acquired 6,468,750 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 6,468,750 shares of Class B Common Stock. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering. The Sponsor forfeited 2,156,250 Founder Shares prior to the consummation of the Initial Public Offering, reducing the aggregate number of Founder Shares held by the Sponsor to 4,312,500. In addition, prior to the consummation of the Initial Public Offering, the Sponsor returned to the Company an aggregate of 190,000 Founder Shares, which the Company canceled, and the Company issued an aggregate of 190,000 Founder Shares (including 45,000 Founder Shares that were paid for in February 2022) to its director nominees and certain of its directors at Sponsor’s effective purchase price. In addition, as a result of the underwriter’s partial exercise of the over-allotment option, our Sponsor forfeited an additional 387,500 founder shares, reducing the aggregate number of Founder Shares held by Sponsor, Directors and Anchor Investors to 3,925,000. These transactions have no impact on the number of Class B founder shares outstanding. Of the total 3,925,000 Founder Shares, 190,000 shares are held by Directors, 890,625 shares are held by Anchor Investors and 2,844,375 shares are held by Sponsor.

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

Related Party Working Capital Loan

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

Related Party Promissory Note

On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. These loans are non-interest bearing, unsecured and are due at the earlier of September 8, 2021 or the completion of the Initial Public Offering. The Company has not drawn down on the promissory note, and, as of September 30, 2022 and December 31, 2021, there was $0 outstanding under the promissory note.

Administrative Support Agreement

Commencing on the date the Units are first listed on NASDAQ, the Company has agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the nine months ended September 30, 2022 and the period from March 12, 2021 (Inception) through September 30, 2021, $135,000 and $15,000, respectively, was expensed as under the arrangement. As of September 30, 2022, all administrative support fees were paid, and no additional amount was included in accrued expenses.

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

7.    Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 Class A Common Stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were zero shares of Class A Common Stock issued or outstanding (excluding 15,700,000 shares subject to possible redemption).

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

Class B Common Stock - The Company is authorized to issue 20,000,000 Class B Common Stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, 3,925,000 shares of Class B Common Stock were issued and outstanding.

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

The shares of Class B Common Stock outstanding upon the completion of the Initial Public Offering will automatically convert into Class A Common Stock at the time of the Business Combination on a one-for-one basis (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) as described herein.

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

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

Redemption of Public Warrants: Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the 30-day redemption period; and
●	if, and only if, the reported closing price of Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant-holders.

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

8.    Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$159,409,142	$—	$—	$159,409,142
Total assets	$159,409,142	$—	$—	$159,409,142

BANNER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

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

There were no transfers to and from Levels 1, 2, and 3 for the nine months ended September 30, 2022 and for the period from March 12, 2021 (inception) through December 31, 2021.

9.    Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation costs are generally considered start-up costs and are not currently deductible.

We recorded an income tax provision of $151,441 for the nine months ended September 30, 2022. The effective income tax rate for the nine months ended September 30, 2022 was -25.79%. The -25.79% effective income tax rate differs from the federal statutory rate of 21% as a result of change in share-based compensation and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets. For the nine months ended September 30, 2022, the Company had $0 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $506,581 as of September 30, 2022.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. There were no unrecognized tax benefits for the nine months ended September 30, 2022. No amounts were accrued for the payment of interest and penalties for the nine months ended September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

10.    Subsequent Events

Management has evaluated the impact of subsequent events through November 14, 2022, the date the financial statements are available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Our entire activity through September 30, 2022 relates to our formation and Initial Public Offering, described below, and since the closing of the Initial Public Offering, the search for a prospective acquisition target for a Business Combination. We have selected December 31 as our fiscal year end.

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

For the nine months ended September 30, 2022, we had a net loss of $791,149, which consisted of $1,332,573 in general and administrative expenses, $146,987 in franchise tax expense and $151,441 in income tax expense, offset by a $839,852 gain on marketable securities (net), dividends and interest, held in Trust Account.

For the three months ended September 30, 2022, we had net income of $42,960, which consisted of a $614,597 gain on marketable securities (net), dividends and interest, held in Trust Account, offset by $417,031 in general and administrative expenses, $32,329 in franchise tax expense and $122,277 in income tax expense.

For the period from March 12, 2021 (inception) through September 30, 2021, we had a net loss of $215,417, which consisted of $86,290 of formation costs, $79,577 in general and administrative expenses and $50,000 in franchise tax expense, offset by a $450 gain on marketable securities (net), dividends and interest, held in Trust Account.

For the three months ended September 30, 2021, we had a net loss of $205,417, which consisted of $76,290 of formation costs, $79,577 in general and administrative expenses and $50,000 in franchise tax expense, offset by a $450 gain on marketable securities (net), dividends and interest, held in Trust Account.

Liquidity and Capital Resources

As of September 30, 2022 we had cash of $228,059 outside of the Trust Account, and working capital of $337,839. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, and structure, negotiate and complete a Business Combination.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,161,315. Net loss of $791,149 was affected by $469,686 in changes in operating assets and liabilities, offset by a $839,852 gain on marketable securities (net), dividends and interest, held in Trust Account.

As of September 30, 2022, we had $159,409,142 in marketable securities held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Going Concern

On a routine basis, we assess going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements - Going Concern”. As of September 30, 2022, we had $228,059 in our operating bank account and $337,839 of working capital to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith. The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. The Sponsor intends, but is not obligated to, loan us funds to sustain operations in the event of a liquidity deficiency.

We have until March 10, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor there will be a mandatory liquidation and subsequent dissolution of the Company. While management expects to complete a Business Combination prior to March 10, 2023, the liquidity condition and this date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements.

Contractual Obligations

As of September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The Company has agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company paid $45,000 and $135,000, respectively, for the administrative support and no amounts were accrued for as of September 30, 2022.

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

Risk and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates effecting our financial statements:

Class A Common Stock Subject to Possible Redemption

We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480. Class A Common Stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A Common Stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

Earnings per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods.

The shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”) will automatically convert into shares of Class A Common Stock at the time of the Company’s initial Business Combination on a one-for-one basis, subject to adjustment.

The Company’s statement of operations includes a presentation of earnings per share for shares of common stock subject to possible redemption in a manner similar to the two-class method of earnings per share.

Adjustment associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020 the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated, simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.

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

During the financial close process for the three and nine months ended September 30, 2022, we identified a material weakness related to the Company’s review for the re-measurement of the common stock subject to possible redemption. While we have a control to reconcile the re-measurement of the common stock subject to possible redemption, we plan to continue to enhance our control around complex financial instruments, specifically related to any re-measurement considerations. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As a result of errors identified in the financial statement reporting closing process over complex financial instruments, specifically related to the re-measurement of common stock subject to possible redemption, we determined that a material weakness existed in our internal control.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, given the material weakness in our internal control over financial reporting described above, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022.

Notwithstanding the identified material weakness as of September 30, 2022, management, including the Certifying Officers, believe that the unaudited condensed financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A Common Stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax, but it has not yet issued any guidance.

Although the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A Common Stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) whether the business combination closes after December 31, 2022, (ii) the structure of the business combination, (iii) the fair market value of the redemptions and repurchases in connection with the business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (v) the content of any regulations and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations or other guidance, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A Common Stock in accordance with our Certificate of Incorporation in which case the amount that would otherwise be received by our Public Stockholders in connection with our liquidation would be reduced.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2022.

BANNER ACQUISITION CORP.

/s/ Tanner Ainge
Name:	Tanner Ainge
Title:	Chief Executive Officer

/s/ Greg Woodward
Name:	Greg Woodward
Title:	Chief Financial Officer