Form 10-K
period 2022-12-31
Banner Acquisition Corp.
filed 2023-04-17
CIK 1852332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

The registrant’s units, each consisting of one share of Class A common stock and one-half of one redeemable warrant, began trading on the Nasdaq Capital Market (“NASDAQ”) on September 8, 2021. Commencing October 29, 2021, holders of the units were permitted to elect to separately trade the shares of Class A common stock and warrants included in the units. On December 30, 2022, the last business day of the registrant’s most recently completed fourth fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $158,256,000 based on the closing sales price of the registrant’s common stock on such date as reported on the NASDAQ. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant’s common stock of which the registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant

As of April 14, 2023, 15,700,000 shares of Class A Common Stock, par value $0.0001 per share, and 3,925,000 shares of Class B Common Stock, par value $0.0001 per share, were issued and outstanding.

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
●

our ability to consummate an initial Business Combination due to the continued uncertainty resulting from the COVID-19 pandemic, the ongoing war between Russia and Ukraine, inflation rates and the impacts of associated monetary policy responses, including increased interest rates and the resulting pressures on economic growth;

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

●

We may not be able to complete our initial business combination in the prescribed time frame. Attractive targets may also become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination.

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

Risks Relating to our Securities

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

As indicated in the accompanying financial statements, at December 31, 2022, we had $248,035 in cash. We expect to incur significant costs in the pursuit of our initial Business Combination plans. We cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

Business Strategy

Our business strategy is to identify and complete our initial Business Combination with a company that can benefit from (i) the managerial and operational experience of our management team, (ii) additional capital and (iii) access to public securities markets. Our acquisition selection process will leverage our management team’s network of potential transaction sources, ranging from owners and directors of private and public companies, private equity funds, investment bankers, lenders, attorneys, accountants and other advisors across various sectors. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. We do not intend to compete in auctions. Instead, we will seek proprietary opportunities through the direct relationships our management team and board of directors have built throughout their careers in their respective industries and geographies of focus. This network has been developed through our management team’s:

●	deep history as seasoned executives and growth-oriented public company operators with a value-creation track record;
●	extensive mergers and acquisitions experience from hundreds of transactions and highly successful roll-up strategies across multiple companies in highly fragmented markets;
●	proprietary relationship network in key sectors of focus, including relationships with multigenerational business owners and family offices, as well as private equity investors with existing investments in such sectors;
●	differentiated strategy focused on companies with historically strong financial performance that are essential to the United States economy; and
●	reputation of empowering founding teams to achieve industry-leading growth and operational performance.

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

The net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants released to us from the Trust Account upon the closing of our initial Business Combination may be used as consideration to pay the sellers of a target business with which we complete our initial Business Combination. If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemption of our issued and outstanding Class A Common Stock sold in the Initial Public Offering (the “Public Shares”), we may use the balance of the cash released to us from the Trust Account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital. In addition, we may be required to obtain additional financing in connection with the closing of our initial Business Combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our Sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial Business Combination. We may also obtain financing prior to the closing of our initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial Business Combination. Our Certificate of Incorporation provides that, prior to the consummation of our initial Business Combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any initial Business Combination or (b) to approve an amendment to our Certificate of Incorporation to (x) extend the time we have to consummate a Business Combination beyond the Combination Period (as defined below) or (y) amend the foregoing provisions, unless (in connection with any such amendment to our Certificate of Incorporation) we offer our public stockholders the opportunity to redeem their Public Shares.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination, and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our Sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial Business Combination. Our Certificate of Incorporation provides that, prior to the consummation of our initial Business Combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any initial Business Combination or (b) to approve an amendment to our Certificate of Incorporation to (x) extend the time we have to consummate a Business Combination beyond the Combination Period or (y) amend the foregoing provisions, unless (in connection with any such amendment to our Certificate of Incorporation) we offer our public stockholders the opportunity to redeem their Public Shares.

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

If our initial proposed initial Business Combination is not completed, we may continue to try to complete an initial Business Combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our Certificate of Incorporation provides that we will have until June 10, 2023 (21 months from the closing of the Initial Public Offering) (the "Combination Period") to complete our Business Combination. If we are unable to complete our initial Business Combination within such Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Holders of our founder shares will not be entitled to rights to liquidating distributions from the Trust Account with respect to the founder shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if our initial stockholders, our management team or the Anchor Investors acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if our Sponsor, officers or directors acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Certificate of Incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. However, we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination and after payment of deferred underwriter’s commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our Public Shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $248,035 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any taxes we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within the Combination Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within the Combination Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible after the Combination Period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our initial Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend any provisions of our Certificate of Incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of all of our Public Shares if we are unable to complete our Business Combination within the Combination Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial Business Combination, a stockholder’s voting in connection with the initial Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our Certificate of Incorporation, like all provisions of our Certificate of Incorporation, may be amended with a stockholder vote.

Our Amended and Restated Certificate of Incorporation

Our Certificate of Incorporation contains certain requirements and restrictions relating to the Initial Public Offering that will apply to us until the consummation of our initial Business Combination. Our Certificate of Incorporation contains a provision which provides that, if we seek to amend any provisions of our Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemption of our Public Shares in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, we will provide public stockholders with the opportunity to redeem their Public Shares in connection with any such amendment. Specifically, our Certificate of Incorporation provides, among other things, that:

●	prior to the consummation of our initial Business Combination, we shall either: (1) seek stockholder approval of our initial Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against, or abstain from voting on, the proposed Business Combination, into their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of our initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes; or (2) provide our public stockholders with the opportunity to tender their Public Shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of our initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, in each case subject to the limitations described herein;
●	we will consummate our initial Business Combination only if we have net tangible assets, after payment of the deferred underwriting commissions, of at least $5,000,001 or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of our initial Business Combination at a duly held stockholders meeting;
●	if our initial Business Combination is not consummated within the Combination Period, then we must (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on funds held in the Trust Account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law;
●	prior to our initial Business Combination, we will not issue any additional shares of our capital stock that would entitle the holders thereof (1) to receive funds from the Trust Account or (2) to vote on any initial Business Combination, any pre-initial Business Combination activity, or any amendment to the article or articles in our Certificate of Incorporation which govern, among other things, distributions from the Trust Account, certain rights of stockholders related to our consummation of an initial Business Combination and other pre-initial Business Combination matters;

●	although we do not intend to enter into an initial Business Combination with a target business that is affiliated with our Sponsor, our directors or our officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such an initial Business Combination is fair to our company from a financial point of view;
●	our initial Business Combination must occur with one or more operating businesses or assets with an aggregate fair market value equal to at least 80% of the value of the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding any deferred underwriting commissions); and
●	we will not effectuate our initial Business Combination with another blank check company or a similar company with nominal operations.

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

Our Certificate of Incorporation provides that we must complete our initial Business Combination within the Combination Period. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, political considerations, volatility in the capital and debt markets and the other risks described herein. For example, while the extent of the impact of COVID-19, inflation rates and associated monetary policy responses, including increased interest rates, and the ongoing war between Russia and Ukraine on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, these factors may negatively impact businesses we may seek to acquire.

If we have not completed our initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.10 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See "-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share" and other risk factors below.

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

Pursuant to a letter agreement, our Sponsor, officers and directors have agreed to vote their founder shares, as well as any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions), in favor of our initial Business Combination. Pursuant to the investment agreements, the Anchor Investors have agreed to vote their founder shares in favor of our initial Business Combination. As a result of these agreements of our Sponsor, officers and directors and the Anchor Investors to vote their founder shares in favor of our initial Business Combination, we would need only 5,887,500 Public Shares, or 37.5%, or 981,250 Public Shares, or 6.25% of the 15,700,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Holders of our founder shares own shares representing at least 20% of our outstanding shares of common stock immediately following the completion of the Initial Public Offering. Accordingly, if we seek stockholder approval of our initial Business Combination, the agreement by our initial stockholders to vote in favor of our initial Business Combination, and the agreements by the Anchor Investors to vote their founder shares in favor of our initial Business Combination, will increase the likelihood that we will receive the requisite stockholder approval for such initial Business Combination. In the event that the Anchor Investors hold all such Units until prior to consummation of our initial Business Combination and vote their Public Shares in favor of our initial Business Combination, no affirmative votes from other public stockholders would be required to approve our initial Business Combination. The Anchor Investors are not required to vote any of their Public Shares in favor of our initial Business Combination or for or against any other matter presented for a stockholder vote. The Anchor Investors may have different interests than our other public stockholders since their investments in the founder shares will generally be worthless if we do not consummate an initial Business Combination within the Combination Period. Because the Anchor Investors purchased founder shares for the same nominal purchase price paid for such shares by our Sponsor, the Anchor Investors also have the potential to realize enhanced economic returns from their investment in us in comparison to our other public stockholders who did not purchase founder shares from our Sponsor. Accordingly, the Anchor Investors may be more likely to favor any proposed initial Business Combination transaction even if our other public stockholders do not favor the transaction.

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

Any potential target business with which we enter into negotiations concerning an initial Business Combination will be aware that we must complete our initial Business Combination within the Combination Period. Consequently, such target business may have leverage over us in negotiating an initial Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially and adversely affected by the continuing or worsened impacts of COVID-19, rising inflation rates and associated monetary policy responses, the ongoing war between Russia and Ukraine and the overall health of debt and equity markets.

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected economies and financial markets worldwide. While the ongoing effects of the COVID-19 pandemic have decreased recently, COVID-19 and other future outbreaks of infectious diseases, and the actions taken by governmental authorities in response thereto, could materially and adversely affect our ability to complete a Business Combination and the business of any potential target business.

Since 2021, the U.S. economy has experienced significant increases in interest rates since 2021 from, among other things, supply chain disruptions and governmental stimulus or fiscal policies adopted in response to the COVID-19 pandemic. These inflationary pressures had, and may continue to have, the effect of increasing the cost of goods, services and personnel. Although U.S. inflation rates have been showing signs of cooling in the second half of 2022, sustained levels of high inflation have caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times in 2022, with indications that benchmark interest rates will continue to rise in 2023, which may have the effect of raising the cost of capital and depressing economic growth. Although we cannot predict any future trends in the rate of inflation or the associated monetary policies responses, such factors may materially and adversely affect our ability to complete a Business Combination and the business of any potential target business.

In February 2022, Russian military forces commenced a military operation in Ukraine and the sustained conflict and disruption in the region is expected to continue. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including instability in financial markets, supply chain interruptions, political and social instability and changes in consumer or purchaser preferences. It is not possible to predict or determine the ultimate consequences of the ongoing war between Russia and Ukraine, but its broader impacts could materially and adversely affect our ability to complete a Business Combination and the business of any potential target business.

In addition, our ability to consummate an initial Business Combination may be dependent on our ability to raise equity and debt financing, which may be adversely impacted by COVID-19 , rising inflation rates and associated monetary policy responses, the ongoing war between Russia and Ukraine and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies ("SPACs") evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are many SPACs still seeking targets. As a result, fewer attractive targets may be available to consummate an initial Business Combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic and industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial Business Combination, and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those shares of Class A Common Stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our Certificate of Incorporation to (A) modify the substance or timing of our obligation to provide holders of our Class A Common Stock the right to have their shares redeemed or to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of our Public Shares if we are unable to complete an initial Business Combination within the Combination Period, subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete an initial Business Combination within the Combination Period is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond the Combination Period before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of Public Warrants will not have any right to the proceeds held in the Trust Account with respect to such Public Warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the successful completion of the Initial Public Offering and the sale of the Private Placement Warrants and filed a Current Report on Form 8-K, including an audited balance sheet of our company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable and we will have a longer period of time to complete our initial Business Combination than companies subject to Rule 419.

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

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 21 months after the closing of the Initial Public Offering, we may be unable to complete our initial Business Combination, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 21 months following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. Only approximately $248,035 is available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, or any affiliate of our Sponsor or any of our officers and directors or any Anchor Investor is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into Private Placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial Business Combination, we do not expect to seek advances or loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation.

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

As of December 31, 2022, we had $248,035 in cash and a working capital deficit of $247,863. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within the Combination Period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible after the Combination Period in the event we do not complete our initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

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

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within the Combination Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Certificate of Incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of our warrant agreement with respect to the Private Placement Warrants, a majority of the number of the then outstanding Private Placement Warrants. In addition, our Certificate of Incorporation requires us to provide our public stockholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Certificate of Incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

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

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Certificate of Incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (including interest, net of taxes), divided by the number of then outstanding Public Shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

If we effect our initial Business Combination with a company with locations or operations or opportunities outside of the United States, we would be subject to special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in executing cross-border transactions, managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	laws governing the manner in which future Business Combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles and challenges in collecting accounts receivable;
●	tax issues, including limits on our ability to change our tax residence from the United States, complex withholding or other tax regimes which may apply in connection with our Business Combination or to our structure following our Business Combination, variations in tax laws as compared to the United States and potential changes in the applicable tax laws in the United States and/or relevant non-U.S. jurisdictions;
●	currency fluctuations and exchange controls;
●	rates of inflation and interest rates;
●	cultural and language differences;
●	employment regulations;
●	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
●	deterioration of political relations with the United States; and
●	government appropriations of assets.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IR Act") was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the "Treasury") has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax, including with respect to some transactions in which special purpose acquisition companies like ours typically engage. The notice appears to exempt from the excise tax any distributions, including those that occur in connection with redemptions, by a corporation in the same year it completely liquidates; however, this interpretation is not free from doubt and the notice could be interpreted to have a narrower application. Consequently, a risk remains that any redemptions undertaken by us would be subject to the excise tax, including in circumstances where we either engage in a business combination in 2023 in which we do not issue shares sufficient to offset the earlier redemptions or liquidate later in 2023.

Because the application of this excise tax is not free from doubt, any redemption or other repurchase effected by us that occurs in connection with a business combination, extension vote or otherwise may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming stockholder, it could cause a reduction in the value of our Class A Common Stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination, extension vote or otherwise will depend on a number of factors, including (i) whether we consummate a business combination, (ii) the structure of any business combination, (iii) the fair market value of the redemptions and repurchases in connection with a business combination, (iv) the nature and amount of any "PIPE" or other equity issuances in connection with a business combination (or any other equity issuances within the same taxable year of a business combination) and (v) the content of any subsequent regulations, clarifications and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is not free from doubt, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A Common Stock in accordance with our Certificate of Incorporation, in which case the amount that would otherwise be received by our Public Stockholders in connection with our liquidation would be reduced.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our Certificate of Incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial Business Combination or may result in our liquidation. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances described herein, on the liquidation of our Trust Account and our warrants will expire worthless.

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

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Our Certificate of Incorporation authorizes the issuance of up to 200,000,000 shares of Class A Common Stock, par value $0.0001 per share, 20,000,000 shares of Class B Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2022, there were 184,300,000 and 16,075,000 authorized but unissued shares of Class A Common Stock and Class B Common Stock, respectively, available for issuance, which amount does not take into account the shares of Class A Common Stock reserved for issuance upon exercise of outstanding warrants or the shares of Class A Common Stock issuable upon conversion of Class B Common Stock. There are no shares of preferred stock issued and outstanding. Shares of the Class B Common Stock are convertible into shares of our Class A Common Stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A Common Stock or equity-linked securities related to our initial Business Combination.

We may issue a substantial number of additional shares of Class A Common Stock or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination (although our Certificate of Incorporation provides that we may not issue additional shares of capital stock that would entitle the holders thereof to receive funds from the Trust Account or vote on any initial Business Combination or on matters related to our pre-initial Business Combination activity). We may also issue shares of Class A Common Stock upon conversion of the Class B Common Stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our Certificate of Incorporation. However, our Certificate of Incorporation provides, among other things, that prior to our initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account, (ii) vote on any initial Business Combination or (iii) vote on matters related to our pre-initial Business Combination activity. These provisions of our Certificate of Incorporation, like all provisions of our Certificate of Incorporation, may be amended with the approval of our stockholders. However, our executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Certificate of Incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may impact the involvement of target companies and other market participants, including investment banks, in the SPAC market, may materially adversely affect our ability to identify a target company and our ability to negotiate and complete our initial business combination and, furthermore, may materially increase the costs and time related thereto.

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

Holders of Record

At April 14, 2023, there was one holder of record of our Units, one holder of record of our Class A Common Stock, 28 holders of record of our Class B Common Stock, one holder of record of our Public Warrants and one holder of record of our Private Placement Warrants.

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

Our entire activity for the period from March 12, 2021 (inception) through December 31, 2022 relates to our formation and Initial Public Offering, described below, and since the closing of the Initial Public Offering, the search for a prospective acquisition target for a Business Combination. We have selected December 31 as our fiscal year end.

Our sponsor is Banner SPAC Sponsor, LLC, a Delaware limited liability company (the "Sponsor"). The registration statement for the Initial Public Offering was declared effective on September 7, 2021. In September 2021, we consummated its Initial Public Offering of 15,700,000 units (the "Units"), including 700,000 Units that were issued pursuant to the underwriter's partial exercise of its over-allotment option. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share ("Class A Common Stock"), and one-half of one redeemable warrant of the Company ("Public Warrant"), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $157,000,000.

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

A total of $158,570,000, comprised of $153,860,000 of the net proceeds from the Initial Public Offering (including the Over-allotment Units) and $4,710,000 of the proceeds of the sale of the Private Placement Warrants (including the Additional Private Placement Warrants) has been deposited in a U.S. based trust account (the "Trust Account") maintained by American Stock Transfer & Trust Company, LLC, acting as trustee.

As indicated in the accompanying financial statements, at December 31, 2022, we had $248,035 in cash. Further, we expect to incur significant costs in the pursuit of our initial Business Combination plans. We cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

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

For the year ended December 31, 2022, we had a net loss of approximately $145,576, which consisted of $1,738,986 in general and administrative expenses, $200,051 in franchise tax expense, and $492,468 in income tax expense, offset by a $2,285,929 gain on marketable securities (net), dividends and interest, held in the Trust Account.

For the period from March 12, 2021 (inception) through December 31, 2021, we had a net loss of approximately $1,476,232, which consisted of $86,290 in formation costs, $1,232,075 in general and administrative expenses, and $161,644 in franchise tax expense, offset by a $3,777 gain on marketable securities (net), dividends and interest, held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $248,035 outside of the Trust Account and working capital deficit of $247,863. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Given our working capital deficit, we may need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking due diligence and negotiating a Business Combination are more than we estimate, we may still have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination or an extension vote, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

For the year ended December 31, 2022, cash used in operating activities was $1,430,335. Net loss of $145,576 was affected by $1,001,170 in changes in operating assets and liabilities, offset by a $2,285,929 gain on marketable securities (net), dividends and interest, held in the Trust Account.

As of December 31, 2022, we had $160,566,223 in marketable securities held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Going Concern

On a routine basis, we assess going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40 “Presentation of Financial Statements - Going Concern". As of December 31, 2022, we had $248,035 in our operating bank account, $247,863 of working capital deficit, and $160,566,223 of Marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith. We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or the date the Company is required to liquidate, however, there is a risk that our liquidity may not be sufficient, and the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.

On or about March 7, 2023, we entered into multiple letters of intent with target companies in the property services sector and intend to continue seeking additional acquisition targets, as a result of which the date by which we must complete a Business Combination was automatically extended to June 10, 2023 (21 months from the closing of the Initial Public Offering). If a Business Combination is not consummated by this date and the Company’s stockholders have not amended the Certificate of Incorporation to further extend such Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. While management expects to complete a Business Combination prior to the date the Company is required to liquidate, the liquidity condition and this date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of December 31, 2022 and 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The Company has agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the 12 months ended December 31, 2022 and period from March 12, 2021 (Inception) through December 31, 2022, $180,000 and $60,000, respectively, were paid for the administrative support, and no amounts were accrued for.

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

Risk and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, the ongoing war between Russia and Ukraine, inflation rates and the impacts of associated monetary policy responses, including increased interest rates and the resulting pressures on economic growth, and has concluded that while it is reasonably possible that these factors could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A Common Stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A Common Stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

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

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Income (losses) are shared pro rata between the two classes of shares on the assumption that the consummation of the Initial Business Combination is the most likely outcome. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value.

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

Reference is made to Pages 91 through 110 comprising a portion of this Report.

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

During the financial close process for the three and nine months ended September 30, 2022, we identified a material weakness related to the Company's review for the re-measurement of the common stock subject to possible redemption. While we have a control to reconcile the re-measurement of the common stock subject to possible redemption, we plan to continue to enhance our control around complex financial instruments, specifically related to any re-measurement considerations. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As a result of errors identified in the financial statement reporting closing process over complex financial instruments, specifically related to the re-measurement of common stock subject to possible redemption, we determined that a material weakness existed in our internal control.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, given the material weakness in our internal control over financial reporting described above, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2022.

To address the material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management of our internal control assessed the effectiveness over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022 due to the material weakness related to the Company’s review for the re-measurement of the common stock subject to possible redemption as mentioned above.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the changes discussed above.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this report, our directors and executive officers are as follows:

Name	Age	Position
Christopher Christensen	54	Chairman
Tanner Ainge	39	Chief Executive Officer and Director
Greg Woodward	47	Chief Financial Officer and Director
Tyler Price	32	Vice President
Jerry Coleman	49	Director
Thomas Costello	45	Director
Chad Keetch	45	Director
Ron Labrum	66	Director
Ryan Westwood	39	Director

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

Tanner Ainge has been our Chief Executive Officer and a member of our Board of Directors since inception. Mr. Ainge is the Founder and Managing Partner of Banner Ventures, a private equity firm focused on partnering with family-owned and founder-led businesses. From July 2018 to March 2020, Mr. Ainge led the mergers and acquisitions strategy for Outbox Systems, Inc. (d.b.a. “Simplus”), a Salesforce implementation partner, including acquisitions in Europe and Asia and eventual merger of Simplus with Infosys Ltd. (NYSE: INFY) in March 2020. From July 2013 to August 2015, Mr. Ainge served as an executive of Ensign, where he managed the company’s acquisition pipeline and process, and then served as General Counsel of CareTrust REIT following its spin-off from Ensign. Mr. Ainge began his career in mergers and acquisitions with private equity firm HGGC LLC and later with the global law firm Kirkland & Ellis LLP. He is also a judge advocate in the Utah National Guard and was appointed to the Governor’s Economic Development Board for the State of Utah in 2021. Mr. Ainge received a Bachelor of Arts in International Studies from Brigham Young University and a Juris Doctor from Northwestern University School of Law. He is well-qualified to serve as our Chief Executive Officer and on our Board of Directors due to his extensive finance, investment, M&A and advisory experience across numerous industries.

Greg Woodward has been our Chief Financial Officer and a member of our Board of Directors since inception. Mr. Woodward is a private investor with Banner Ventures. Mr. Woodward currently serves as a General Partner of 2.0 Ventures, a venture capital fund based in Salt Lake City, Utah. Prior to joining 2.0 Ventures, Mr. Woodward was the Chief Financial Officer for Udo, LLC, a digital healthcare technology company from January 2022 to August 2022. Prior to Udo, LLC, Mr, Woodward was the Chief Financial Officer for Sorenson Media, Inc., an internet and television advertising company from January 2017 to February 2018. Following Mr. Woodward’s departure, Sorenson Media, Inc. filed for bankruptcy protection in October 2018. From April 2013 to January 2017, he was the Chief Financial Officer for Pluralsight, Inc. (“Pluralsight”), an online technology training company, where he oversaw eight acquisitions and a $135 million round of venture financing, resulting in triple-digit growth in revenue and employee headcount. Prior to joining Pluralsight, Mr. Woodward was a Senior Vice President of private equity firm HGGC, LLC from 2008 to 2012. Mr. Woodward received a Bachelor of Science in Accounting from Utah Valley State College and a Master of Professional Accountancy from the University of Utah. He is well-qualified to serve as our Chief Financial Officer and on our Board of Directors due to his extensive finance, investment and advisory background with growth stage companies.

Tyler Price serves as Vice President of Banner Acquisition Corp. Mr. Price is Managing Director of Banner Ventures, where his primary responsibilities include sourcing, underwriting, and deal execution. Mr. Price served as Vice President of Banner Ventures since May 2021 until he was promoted to Managing Director on January 1, 2023. From June 2019 to May 2021, Mr. Price led Corporate Development for Lucid Software, Inc. (“Lucid Software”), a privately-held, visual collaboration software-as-a-service business. While at Lucid Software, Mr. Price oversaw the divestiture of its Lucidpress division to Charles Thayne Capital LLC. Prior to joining Lucid Software, Mr. Price was an Associate at Tower Arch Capital LLC (“Tower Arch Capital”), a Utah-based private equity firm from February 2017 to June 2019. While at Tower Arch Capital, Mr. Price worked on transactions and portfolio support across various industries, including business services, oil and gas, telecom, and building products. Mr. Price began his career in New York City in investment banking at Citigroup Inc.’s Global Industrial Group from June 2015 to February 2017. Mr. Price received a Bachelor of Science in Finance from Brigham Young University.

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

Thomas Costello serves as a member of our Board of Directors. Mr. Costello is currently a Managing Director at Duchossois Capital Management LLC (“DCM”), a privately held, family-owned investment company that creates long-term value by applying the extensive industry knowledge, operational expertise, and permanent capital base developed over ten decades as a family business. He is responsible for investment activities including sourcing, executing and managing private investments. Mr. Costello is a Board Director or Board Observer of multiple privately-held DCM portfolio companies, and led DCM’s investments in Incline Energy Partners, L.P., Pattern, Inc., the Rivers Casino in Des Plaines, Illinois, and SightMD, a New York-based provider of ophthalmology treatment and surgery. Prior to joining DCM, Mr. Costello was a Principal at Baird Capital Partners, a Chicago-based private equity firm from 2007 to 2017. From 2002 to 2006, he was a Senior Associate at Chicago Growth Partners LLC, a mid-market private equity firm. Mr. Costello began his career in investment banking at Lehman Brothers Holdings, Inc. in Chicago in 2000. In 2010, Mr. Costello, along with his wife, co-founded the not-for-profit Twin Hearts Autism Foundation. Mr. Costello received a Bachelor of Arts in Economics from the University of Chicago and a Masters of Business Administration in Finance from the University of Chicago Booth School of Business. He is well-qualified to serve on our Board of Directors due to his extensive finance, investment and advisory background in a diverse set of industries.

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

Ryan Westwood serves as a member of our Board of Directors. Mr. Westwood is a tech entrepreneur that has successfully exited three companies. Ryan co-founded Simplus, which he grew from $0 to more than $600 million in revenue as an Infosys company. Mr. Westwood serves as Chief Executive Officer and director of Simplus and as chairman of the board of a private European software company. He has been both Ernst & Young Entrepreneur of the Year and Utah Business CEO of the Year. He is well-qualified to serve on our Board of Directors due to his extensive experience with founding and growing early stage companies and his substantial advisory background.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022, there were no delinquent filers.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our initial stockholders, officers and directors will not be entitled to redemption rights with respect to any founder shares and any Public Shares held by them in connection with the consummation of our initial Business Combination. Additionally, our Sponsor, officers and directors will not be entitled to rights to liquidating distributions with respect to any founder shares held by them if we fail to consummate our initial Business Combination within the Combination Period. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our Sponsor until the earlier of: (A) one year after the completion of our initial Business Combination or (B) subsequent to our initial Business Combination, (x) if the reported closing price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the Class A Common Stock underlying such warrants, will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until 30 days after the completion of our initial Business Combination. Since our initial stockholders and officers and directors will directly or indirectly own common stock and warrants following the Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

●	Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a Business Combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

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

Below is a table summarizing the entities to which our officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation
Christopher Christensen	The Ensign Group, Inc.	Skilled Nursing Operator	Executive Chairman
Tanner Ainge	Banner Ventures	Private Investment Firm	Managing Partner
Greg Woodward	2.0 Ventures	Venture Capital Fund	General Partner
Tyler Price	Banner Ventures	Private Investment Firm	Managing Director
Jerry Coleman	Elevation Home Energy Solutions, Inc.	Residential renewable energy provider	Chairman
Thomas Costello	Duchossois Capital Management Incline Energy Partners, L.P.	Private Investment Firm Oil and Gas	Managing Director
Chad Keetch	The Ensign Group, Inc.	Skilled Nursing Operator	Chief Investment Officer and Executive Vice President
Ron Labrum	Linden Capital Partners	Private Equity Firm	Operating Partner
Ryan Westwood	Outbox Systems, Inc. dba Simplus	Salesforce Implementation Partner	Chief Executive Officer and Director
	Provar Limited	Software Testing Company	Chairman
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

The following table sets forth information regarding the beneficial ownership of our shares as of April 14, 2023 by:

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

	Number of	Approximate
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Common Stock
Banner SPAC Sponsor, LLC(2)(3)	2,844,375	14.49%
Tanner Ainge(2)(3)	2,844,375	14.49%
HGC Investment Management Inc. (2)(4)	1,485,000	7.57%
Polar Asset Management Partners Inc. (2)(5)	1,485,000	7.57%
Tenor Capital Management Company, L.P. (2)(6)	1,485,000	7.57%
Highbridge Capital Management, LLC (7)	1,464,034	7.46%
Sculptor Capital LP (2)(8)	491,084	2.50%
Christopher Christensen (2)	45,000	*
Greg Woodward (2)	30,000	*
Tyler Price (2)	10,000	*
Jerry Coleman (2)	20,000	*
Thomas Costello (2)	20,000	*
Chad Keetch (2)	25,000	*
Ron Labrum (2)	20,000	*
Ryan Westwood (2)	20,000	*
All executive officers, directors and presidents as a group (nine individuals)	3,034,375	15.46%

* Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 300 S 1350 E, 2nd Floor, Lehi, UT 84043.
(2)

Interests shown include founder shares, classified as shares of Class B Common Stock. The Class B Common Stock is convertible into shares of our Class A Common Stock on a one-for-one basis, subject to adjustment.

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

(4)

According to a Schedule 13G filed with the SEC on February 14, 2023 on behalf of HGC Investment Management Inc., a company incorporated under the laws of Canada (“HGC”), which serves as the investment manager to The HGC Fund LP, an Ontario limited partnership (the “Fund”), with respect to such shares held by HGC on behalf of the Fund. The Fund has the right to receive or the power to direct the receipt of dividends or the proceeds from the sale of more than 5% of the shares. The business address of this stockholder is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.

(5)

According to a Schedule 13G filed with the SEC on February 7, 2022 on behalf of Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares directly held by PMSMF. PMSMF has the right to receive or the power to direct the receipt of dividends from or the proceeds from the sale of more than 5% of the shares. The business address of this stockholder is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

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

(7)

According to a Schedule 13G filed with the SEC on February 2, 2023 on behalf of Highbridge Capital Management, LLC, a Delaware limited liability company (“Highbridge”), which serves as an investment manager to certain funds and accounts (the "Highbridge Funds"), with respect to such shares held directly by Highbridge Funds. The Highbridge Funds have the right to receive or the power to direct the receipt of dividends or the proceeds from the sale of more than 5% of the shares. The business address of this stockholder is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(8)

According to Amendment No. 2 to Schedule 13G filed with the SEC on February 14, 2023 on behalf of Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, Sculptor Capital II LP (“Sculptor-II”), a Delaware limited partnership and wholly owned by Sculptor, Sculptor Capital Holding Corporation (“SCHC”), a Delaware corporation, Sculptor Capital Holding II LLC (“SCHC-II”), a Delaware limited liability company that is wholly owned by Sculptor, Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company, Sculptor Master Fund, Ltd. (“SCMF”), a Cayman Islands company, Sculptor Special Funding, LP (“NRMD”), a Cayman Islands exempted limited partnership, and Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”), a Cayman Islands company. Sculptor and Sculptor-II serve as the principal investment managers to a number of private funds and discretionary accounts (collectively, the “Accounts”) and thus may be deemed beneficial owners of the Common Stock in the Accounts managed by Sculptor and Sculptor-II. SCHC-II serves as the sole general partner of Sculptor-II and is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC and SCHC-II may be deemed to control Sculptor as well as Sculptor-II and, therefore, may be deemed to be the beneficial owners of the common stock. SCU is the sole shareholder of SCHC, and may be deemed a beneficial owner of the common stock reported herein. The address of the principal business offices of Sculptor, Sculptor-II, SCHC, SCHC-II, SCU, SCMF, NRMD, and SCCO is 9 West 57 Street, 39 Floor, New York, NY 10019.

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

Related Party Working Capital Loan

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Related Party Promissory Note

On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. These loans are non-interest bearing, unsecured and are due at the earlier of September 8, 2021 or the completion of the Initial Public Offering. As of December 31, 2022 and 2021, there was $0 and $0, respectively, outstanding under the promissory note.

Administrative Support Agreement

Commencing on the date the Units are first listed on NASDAQ, the Company has agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2022 and 2021, $180,000 and $60,000, respectively, was paid for the administrative support, and no amounts were accrued for.

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

Item 14. Principal Accounting Fees and Services

Fees for professional services provided by our independent registered public accounting firm as of December 31, 2022 and for the period from March 12, 2021 (inception) to December 31, 2021:

		For the Period
		from
		March 12, 2021
	For the Year	(Inception)
	Ended December	to December 31,
	31, 2022	2021
Audit Fees (1)	$139,808	$75,705
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$139,808	$75,705
(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under "Audit Fees."

(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit Number	Description
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary

None.

Index to Financial Statements (1)
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 688)	92
Balance Sheets as of December 31, 2022 and December 31, 2021	93
Statements of Operations for the year ended December 31, 2022 and the period from March 12, 2021 (inception) through December 31, 2021	94
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and the period from March 12, 2021 (inception) through December 31, 2021	95
Statements of Cash Flows for the year ended December 31, 2022 and the period from March 12, 2021 (inception) through December 31, 2021	96
Notes to Financial Statements	97-110

(1)	All supplemental schedules have been omitted since the information is either included in the financial statement or the notes thereto or they are not required or are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Banner Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Banner Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for the period ended December 31, 2022 and for the period from March 12, 2021(inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for the period ended December 31, 2022 and for the period from March 12, 2021(inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, if the Company is unable to complete a Business Combination, then the Company will cease all operations except for the purpose of liquidating. In addition, the Company has a working capital deficiency, has incurred losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

April 14, 2023

BANNER ACQUISITION CORP.

BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2022	2021
ASSETS
Cash and cash equivalents	$248,035	$1,384,587
Prepaid expenses	429,737	615,693
Total current assets	677,772	2,000,280
Marketable securities held in Trust Account	160,566,223	158,573,777
Other assets	—	414,859
Total Assets	$161,243,995	$160,988,916

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$113,158	$108,885
Income tax payable	365,221	—
Franchise tax payable	70,735	161,644
Accrued expenses	376,521	381,998
Total current liabilities	925,635	652,527
Deferred underwriting fees payable	5,495,000	5,495,000
Deferred tax liabilities	127,247	—
Total liabilities	6,547,882	6,147,527

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 15,700,000 shares at $10.20 and 10.10 per share at December 31, 2022 and 2021, respectively	160,100,742	158,570,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 15,700,000 shares subject to possible redemption as of December 31, 2022 and 2021)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,925,000 shares issued and outstanding as of December 31, 2022 and 2021	393	393
Additional paid-in capital	300	—
Accumulated deficit	(5,405,322)	(3,729,004)
Total stockholders’ deficit	(5,404,629)	(3,728,611)
Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$161,243,995	$160,988,916

The accompanying notes are an integral part of these financial statements.

BANNER ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For The Period From
		March 12, 2021
	For The Year Ended	(Inception) Through
	December 31, 2022	December 31, 2021

Formation costs	$—	$86,290
General and administrative expenses	1,738,986	1,232,075
Franchise tax expenses	200,051	161,644
Loss from operations	(1,939,037)	(1,480,009)
Gain on marketable securities (net), dividends and interest, held in Trust Account	2,285,929	3,777
Income (loss) before income tax expense	346,892	(1,476,232)
Income tax expense	(492,468)	—
Net loss	$(145,576)	$(1,476,232)
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	15,700,000	6,011,525
Basic and diluted net loss per share, Class A subject to possible redemption	$(0.01)	$(0.15)
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	3,925,000	3,643,517
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.01)	$(0.15)

The accompanying notes are an integral part of these financial statements.

BANNER ACQUISITION CORP.

STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS' DEFICIT FOR THE YEAR ENDED DECEMBER 31, 2022

	Common Stock Subject to
	Possible Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	15,700,000	$158,570,000	3,925,000	$393	$—	$(3,729,004)	$(3,728,611)
Issuance of common stock to Sponsor	—	—	45,000	5	295	—	300
Forfeiture of Founder Shares	—	—	(45,000)	(5)	5	—	—
Remeasurement of Class A common stock to redemption value	—	1,530,742	—	—	—	(1,530,742)	(1,530,742)
Net loss	—	—	—	—	—	(145,576)	(145,576)
Balance as of December 31, 2022	15,700,000	$160,100,742	3,925,000	$393	$300	$(5,405,322)	$(5,404,629)

FOR THE PERIOD FROM MARCH 12, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock Subject to
	Possible Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Forfeiture of Founder Shares	—	—	(387,500)	(38)	38	—	—
Sale of Class A units, net of $9,104,493 issuance costs	15,700,000	143,935,629	—	—	—	—	—
Fair value of Public Warrants	—	—	—	—	4,227,750	—	4,227,750
Other offering costs	—	—	—	—	(267,873)	—	(267,873)
Share based compensation and offering costs on Founder Shares issued to related party and directors	—	—	—	—	187,115	—	187,115
Sale of Private Placement Warrants	—	—	—	—	8,210,000	—	8,210,000
Remeasurement of Class A common stock to redemption value	—	14,634,371	—	—	(12,381,599)	(2,252,772)	(14,634,371)
Net loss	—	—	—	—	—	(1,476,232)	(1,476,232)
Balance as of December 31, 2021	15,700,000	$158,570,000	3,925,000	$393	$—	$(3,729,004)	$(3,728,611)

The accompanying notes are an integral part of these financial statements.

BANNER ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For The
		Period From
		March 12,
		2021
	For The Year	(Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(145,576)	$(1,476,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation expense	—	187,115
Gain on marketable securities (net), dividends and interest, held in Trust Account	(2,285,929)	(3,777)
Formation and operating expenses paid in exchange for Founder Shares	—	20,000
Changes in operating assets and liabilities:
Prepaid and other assets	600,815	(1,015,553)
Accounts payable	4,273	67,194
Accrued expenses	(5,477)	381,998
Franchise tax payable	(90,909)	161,644
Income tax payable	365,221	—
Deferred tax liabilities	127,247	—
Net cash used in operating activities	(1,430,335)	(1,677,611)
Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(158,570,000)
Withdrawal from Trust Account for tax payment	293,483	—
Net cash provided by / (used in) investing activities	293,483	(158,570,000)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock to directors	300	—
Repayment of note payable and advances from related party	—	(83,133)
Proceeds from sale of Class A units, gross	—	157,000,000
Proceeds from sale of Private Placement Warrants	—	8,210,000
Offering costs paid	—	(3,494,669)
Net cash provided by financing activities	300	161,632,198

Net change in cash	(1,136,552)	1,384,587
Cash - beginning of period	1,384,587	—
Cash - end of period	$248,035	$1,384,587

Supplemental disclosure of noncash investing and financing activities:
Initial Class A shares subject to possible redemption	$—	$143,935,629
Remeasurement of Class A Common Stock to redemption Value	$1,530,742	$14,634,371
Offering costs included in accounts payable	$—	$41,691
Offering costs paid through promissory note - related party	$—	$83,133
Deferred underwriting fees payable	$—	$5,495,000

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

As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective acquisition target for a Business Combination. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders (the “Public Stockholders”) of the Company’s issued and outstanding Class A Common Stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) or without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.10 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law or applicable stock exchange rule and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law or applicable stock exchange rule, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased by them during or after the Initial Public Offering, and the Anchor Investors (as defined below in Note 5) will agree to vote any Founder Shares held by them in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may own in connection with the completion of a Business Combination.

The Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares and the Company’s officers and directors (collectively, the “initial stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; and the Anchor Investors will not be entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of our initial Business Combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a stockholder vote to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period, or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (iii) rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the prescribed time frame.

On or about March 7, 2023, the Company entered into multiple letters of intent with target companies in the property services sector and intends to continue seeking additional acquisition targets, as a result of which the date by which the Company must complete a Business Combination was automatically extended to June 10, 2023. If the Company is unable to complete a Business Combination by June 10, 2023 (21 months from the closing of the Initial Public Offering) (the “Combination Period”), and the Company’s stockholders have not amended the Certificate of Incorporation to further extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

As of December 31, 2022, the Company had $248,035 in its operating bank account and working capital deficit of $247,863.

The Company’s liquidity needs through December 31, 2022 were satisfied through loans from the Sponsor and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

The Company has access to funds from the Sponsors, and the Sponsors have the financial wherewithal to fund the Company. Management will use these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination (including the Pending Business Combination). However, management expects the Company to continue to incur significant costs in pursuit of the consummation of a Business Combination and current funds may not be sufficient to operate the Company for at least the 12 months following the issuance of the financial statements contained herein. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination.

Going Concern

On a routine basis, going concern considerations are assessed in accordance with ASC Topic 205-40 “Presentation of Financial Statements - Going Concern”. As of December 31, 2022, the Company had $248,035 in its operating bank account, $247,863 of working capital deficit, and $160,566,223 of Marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. The Company believes that it will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or the date the Company is required to liquidate, however, there is a risk that the Company’s liquidity may not be sufficient, and the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. The Sponsor intends, but is not obligated to, provide the Company with Working Capital Loans to sustain operations in the event of a liquidity deficiency.

The Company has until June 10, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date and the Company’s shareholders have not amended the Certificate of Incorporation to extend such Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. While management expects to complete a Business Combination prior to the date the Company is required to liquidate, this date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax, including with respect to some transactions in which special purpose acquisition companies like the Company typically engage. The notice appears to exempt from the excise tax any distributions, including those that occur in connection with redemptions, by a corporation in the same year it completely liquidates; however, this interpretation is not free from doubt and the notice could be interpreted to have a narrower application. Consequently, a risk remains that any redemptions undertaken by the Company would be subject to the excise tax, including in circumstances where the Company either engages in a business combination in 2023 in which it does not issue shares sufficient to offset the earlier redemptions or liquidates later in 2023.

Because the application of this excise tax is not free from doubt, any redemption or other repurchase effected by the Company that occurs in connection with a business combination, extension vote or otherwise may be subject to this excise tax. Because any such excise tax would be payable by the Company and not by the redeeming stockholder, it could cause a reduction in the value of the Class A Common Stock or cash available for distribution in a subsequent liquidation. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise will depend on a number of factors, including (i) whether a business combination is consummated, (ii) the structure of any business combination, (iii) the fair market value of the redemptions and repurchases in connection with a business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or any other equity issuances within the same taxable year of a business combination) and (v) the content of any subsequent regulations, clarifications and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is not free from doubt, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by the Company in the event the Company is unable to complete a business combination in the required time and redeem 100% of its remaining Class A Common Stock in accordance with its Certificate of Incorporation, in which case the amount that would otherwise be received by the Public Stockholders in connection with our liquidation would be reduced.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $248,035 and $1,384,587 in cash and cash equivalents, outside of the funds held in the Trust Account, as of December 31, 2022 and 2021, respectively.

Marketable Securities Held in Trust Account

As of December 31, 2022 and 2021, the assets held in the Trust Account were invested in money market funds. Money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying statement of operations. The fair value for money market funds is determined using quoted market prices in active markets. As a result, the assets held in the Trust Account as of December 31, 2022 and 2021 were assessed as a Level 1 asset. For the year ended December 31, 2022, and for the period from March 12, 2021 (inception) through December 31, 2021, there were $293,483 and $3,140,000 withdrawals from the trust account respectively. For the year ended December 2022, the withdrawal was used in paying taxes that is an allowable expense under the Trust Account. For the period from March 12, 2021 (inception) through December 31, 2021, the withdrawal was used in paying upfront underwriting commission.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Gross proceeds	$157,000,000
Less:
Class A common stock issuance costs	(8,836,621)
Fair value of Public Warrants at issuance	(4,227,750)

Plus:
Remeasurement of Class A common stock to redemption value	14,634,371
Class A common stock subject to possible redemption at December 31, 2021	$158,570,000
Remeasurement of Class A common stock to redemption value	1,530,742
Class A common stock subject to possible redemption at December 31, 2022	$160,100,742

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2022 and 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of December 31, 2022 and 2021, the carrying values of cash, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of money market funds.

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

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net earnings or loss per share is computed by dividing net income or net loss by the weighted-average number of shares of common stock outstanding during the periods.

A reconciliation of the net loss per share is below:

		For The Period
		From March
	For The	12, 2021
	Year	(Inception)
	Ended	Through
	December 31, 2022	December 31, 2021
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(116,461)	$(919,147)

Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A	15,700,000	6,011,525
Basic and diluted net loss per share, Class A subject to possible redemption	$(0.01)	$(0.15)

Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock
Net loss allocable to non-redeemable Class B Common Stock	$(29,115)	$(557,085)
Denominator: Weighted Average Non-Redeemable Class B Common Stock	3,925,000	3,643,517
Basic and diluted net loss per share, non-redeemable common stock	$(0.01)	$(0.15)

The shares of Class B Common Stock will automatically convert into shares of Class A Common Stock at the time of the Company’s initial Business Combination on a one-for-one basis, subject to adjustment.

For the year ended December 31, 2022 and 2021, the impact of the securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company, is anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss share for the period presented.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Earnings are shared pro rata between the two classes of shares on the assumption that the consummation of the Initial Business Combination is the most likely outcome. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020 the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for smaller reporting companies) for fiscal years beginning after December 15, 2023 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.

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

Related Party Working Capital Loan

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Related Party Promissory Note

On March 12, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. These loans are non-interest bearing, unsecured and are due at the earlier of September 8, 2021 or the completion of the Initial Public Offering. As of December 31, 2022 and 2021, there was $0 and $0, respectively, outstanding under the promissory note.

Administrative Support Agreement

Commencing on the date the Units are first listed on NASDAQ, the Company has agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and period from March 12, 2021 (Inception) through December 31, 2021, $180,000 and $60,000, respectively, were expensed as under the arrangement. As of December 31, 2022, all administrative support fees were paid, and no additional amount was included in accrued expenses.

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

7. Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2022 and 2021, there were no preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 Class A Common Stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were zero shares of Class A Common Stock issued or outstanding (excluding 15,700,000 shares subject to possible redemption).

Class B Common Stock - The Company is authorized to issue 20,000,000 Class B Common Stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, 3,925,000 shares of Class B Common Stock were issued and outstanding.

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

The income tax provision (benefit) for the year ended December 31, 2022 consists of the following:

Current
Federal	$279,206
State	86,015

Deferred
Federal	(266,225)
State	(48,573)
Valuation allowance	442,045
Total Income tax provision	$492,468

The income tax provision (benefit) for the year ended December 31, 2021 consists of the following

Current
Federal	$—
State	—

Deferred
Federal	(270,918)
State	—
Valuation allowance	270,918
Total Income tax provision	$—

The Company’s net deferred tax assets for the year ended December 31, 2022 are as follows:

Deferred tax assets
Organization Costs	$712,963
Net operating loss carryforward	—
Total deferred tax assets	712,963
Valuation allowance	(712,963)
Deferred tax assets, net of allowance	$—

Deferred tax liabilities
Accrued income	$(127,247)
Total deferred tax liabilities	(127,247)
Deferred tax assets (liabilities), Net	$(127,247)

The Company’s net deferred tax assets for the year ended December 31, 2021 are as follows:

Deferred tax assets
Organization Costs	$237,766
Net operating loss carryforward	33,152
Total deferred tax assets	270,918
Valuation allowance	(270,918)
Deferred tax assets, net of allowance	$—

As of December 31, 2022, the Company had no U.S. federal and state net operating loss carryforwards available to offset future taxable income. As of December 31, 2021, the Company had $157,867 of U.S. federal tax net operating loss carryforwards and no state net operating loss carryforwards. The federal net operating losses can be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $712,963 as of December 31, 2022. and $270,918 as of December 31,2021.

The Company is subject to U.S. federal income tax as well as Utah state income tax. All tax years since inception remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under examination by the IRS or any other taxing jurisdictions for any tax years.

A reconciliation of the statutory income tax rate (benefit) to the Company's effective tax rate for the year ended at December 31, 2022 is as follows:

Statutory federal income tax rate	21.0%
State tax expense	6.04%
Share Based Compensation	0.0%
Change in Valuation Allowance	127.43%
State rate change	(12.51)%
Effective Tax Rate	141.96%

A reconciliation of the statutory income tax rate (benefit) to the Company’s effective tax rate for the year ended at December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State tax expense	0.0%
Share Based Compensation	(2.65)%
Change in Valuation Allowance	(18.35)%
State rate change	0.0%
Effective Tax Rate	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to recording of full valuation allowances on deferred tax assets, state tax expenses, and change in state rate.

9. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$160,566,223	$—	$—	$160,566,223
Total assets	$160,566,223	$—	$—	$160,566,223

The following table presents information about the Company's assets that are measured at fair value on a recurring basis as of December 31, 2021 including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$158,573,777	$—	$—	$158,573,777
Total assets	$158,573,777	$—	$—	$158,573,777

There were no transfers to and from Levels 1, 2, and 3 for the year ended December 31, 2022 and for the period from March 12, 2021 (inception) through December 31, 2021.

10. Subsequent Events

Management has evaluated the impact of subsequent events through April 14, 2023, the date the financial statements are available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as disclosed below.

On or about March 7, 2023, the Company entered into multiple letters of intent with target companies in the property services sector and intends to continue seeking additional acquisition targets, as a result of which the date by which the Company must complete a Business Combination was automatically extended to June 10, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANNER ACQUISITION CORP.

Date:	April 14, 2023	By:	/s/ Tanner Ainge
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

Signature	Title	Date

/s/ Tanner Ainge	Chief Executive Officer	April 14, 2023
Tanner Ainge	(Principal Executive Officer and Director)

/s/ Greg Woodward	Chief Financial Officer	April 14, 2023
Greg Woodward	(Principal Financial and Accounting Officer and Director)

/s/ Christopher Christensen	Chairman	April 14, 2023
Christopher Christensen

/s/ Jerry Coleman	Director	April 14, 2023
Jerry Coleman

/s/ Thomas Costello	Director	April 14, 2023
Thomas Costello

/s/ Chad Keetch	Director	April 14, 2023
Chad Keetch

/s/ Ron Labrum	Director	April 14, 2023
Ron Labrum

/s/ Ryan Westwood	Director	April 14, 2023
Ryan Westwood